Form 10-Q
period 1994-12-31
ONEITA INDUSTRIES INC
filed 1995-02-13
CIK 820957

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994
                                    OR
(     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   1-9734

                            ONEITA INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                            57-0351045
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

4130 FABER PLACE DRIVE, SUITE 200, CHARLESTON, SC                    29405
(Address of principal executive offices)                          (Zip Code)

                                    (803) 529 - 5225
                (Registrant s telephone number, including area code)

CONIFER STREET, ANDREWS, SOUTH CAROLINA                             29510
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.

                        X      Yes                   No

     Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date.   6,941,321
shares of Common Stock as of January 31, 1995.

                                 FORM 10-Q

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

     Condensed Consolidated Balance Sheets at
     December 31, 1994 and September 30, 1994. . . . . . .      3

     Condensed Consolidated Statements of Income for the
     Three Months Ended December 31, 1994 and 1993. . . . .     5


     Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended December 31, 1994 and 1993. . .     6

     Notes to Condensed Consolidated Financial Statements .     7

     Management s Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . .    8


PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings . . . . . . . . . . . . . .    9

     Item 2:   Changes in Securities . . . . . . . . . . . .    9

     Item 3:   Defaults upon Senior Securities . . . . . . .    9

     Item 4:   Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . .    9

     Item 5:   Other Information . . . . . . . . . . . . . .    9

     Item 6:   Exhibits and Reports on Form 8-K. . . . . . .    9

     Signature . . . . . . . . . . . . . . . . . . . . . . .    10


                  ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                           December 31,       September 30,
                                              1994                1994
                                           -----------        -------------
                                           (Unaudited)          (Note 1)

ASSETS
______

CURRENT ASSETS:

     Cash                                    $   1,832           $    967

     Accounts receivable, less
       allowance for doubtful accounts          29,833             35,757

     Inventories (Note 2)                       55,492             44,720

     Prepaid expenses and other
          current assets                         3,428              4,963
                                               -------            -------
          Total current assets                  90,585             86,407
                                               =======            =======
PROPERTY, PLANT AND EQUIPMENT,
     at cost, less accumulated
     depreciation and amortization              31,330             30,435

FUNDS RESTRICTED FOR CAPITAL PROJECTS            2,416              2,342

OTHER ASSETS                                     1,661              1,733
                                              --------           --------
                                              $125,992           $120,917
                                              ========           ========

See notes to condensed consolidated financial statements

                  ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                             December 31,         September 30,
                                                 1994                 1994
                                             ------------         ------------
                                             (Unaudited)            (Note 1)

LIABILITIES AND SHAREHOLDERS  EQUITY

CURRENT LIABILITIES:
     Notes payable                           $   5,000            $   -
     Current portion of long term debt
       and capital leases                        5,382              5,377
     Accounts payable                           10,179             10,485
     Accrued liabilities                        10,748              9,660
                                             ---------            --------
       Total current liabilities                31,309             25,522

LONG-TERM DEBT AND CAPITAL
   LEASE OBLIGATIONS                            15,188             17,133

DEFERRED INCOME TAXES                            2,293              2,240

SHAREHOLDERS  EQUITY:
     Preferred Stock, Series I, par
       value $1.00 per share, 2,000,000
       shares authorized, none issued              -                 -

     Common Stock, $.25 par value,
       15,000,000 shares authorized,
       6,960,821 shares issued and
       outstanding at December 31, 1994
       and September 30, 1994                    1,740             1,740

     Other shareholders' equity                 75,462            74,282
                                              --------          --------
                                              $125,992          $120,917
                                              ========          ========

See notes to condensed consolidated financial statements.

                  ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)

                                       THREE MONTHS ENDED DECEMBER 31,
                                       -------------------------------
                                           1994                 1993
                                           ----                 ----
Net sales                              $ 40,106              $ 34,225

Cost of sales                            32,242                28,682
                                       --------              --------
     Gross profit                         7,864                 5,543

Selling, general and administrative
   expenses                               5,049                 4,039
                                       --------              --------
     Income from operations               2,815                 1,504

Interest expense, net of interest
  income of $128 in 1994 and $67
  in 1993                                  (519)                 (916)
                                       --------              ---------
     Income before provision for
       income taxes                       2,296                   588

Provision for income taxes                  918                   235
                                       --------              --------

     Net income                        $  1,378              $    353
                                       ========              ========
     Net income per share (Note 3)     $    .20              $    .05
                                       ========              ========



See notes to condensed consolidated financial statements.

                  ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                              THREE MONTHS ENDED DECEMBER 31,
                                              -------------------------------
                                                   1994           1993
                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                   $ 1,378          $   353
     Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
     Depreciation and amortization                  1,359            1,247
     Provision for losses on accounts receivable      150              -
     Increase in deferred income taxes                 53              207
     Other                                            -                (48)
     Change in assets and liabilities              (2,176)          (3,342)
                                                   -------          -------

       Net cash provided by (used in)
        operating activities                          764           (1,583)
                                                   -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of property, plant and equipment  (2,215)          (2,423)
     (Increase) decrease in equipment
      lease deposits                                 (472)             504
     Proceeds from sale of property, plant
       and equipment                                  -                110
                                                   -------          -------
        Net cash used in investing activities      (2,687)          (1,809)
                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term borrowings                          5,000              -
     Purchase of treasury shares                     (198)             -
     Sale of common stock                             -                 21
     Increase in funds restricted
      for capital projects                            (74)             (47)
     Payment of long-term debt and capital
      lease obligations                            (1,940)          (1,848)
                                                   -------           -------

        Net cash provided by (used in)
         financing activities                       2,788            (1,874)
                                                   -------           -------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                            865            (5,266)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                             967             6,716
                                                  -------           -------

CASH AT END OF PERIOD                             $ 1,832           $ 1,450
                                                  =======           ========

See notes to condensed consolidated financial statements.

                  ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



(1)  Basis of Presentation  -

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company s annual report to shareholders for the year ended September 30, 1994.

(2)  Inventories  -

     Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following:

                                                   December 31,   September 30,
                                                      1994            1994
                                                   ------------   -------------
     Finished goods . . . . . . . . . . .             $39,424        $31,754

     Work in process. . . . . . . . . . .              11,785         10,249

     Raw materials and supplies . . . . .               4,283          2,717
                                                      -------        -------
                                                      $55,492        $44,720
                                                      =======        =======

(3)  Net Income Per Share   -

     Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 7,026,002 and 6,962,031 for the three months ended December 31, 1994 and 1993, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS


Results of Operations

     Net sales for the three months ended December 31, 1994 were $40.1 million as compared to $34.2 million in the comparable period of the prior year, an increase of $5.9 million or 17.3%. The increase was due to improved economic and industry conditions that caused an increase in customer orders and price increases by leading manufacturers, including the Company.

     Net sales of activewear were $33.0 million for the three months ended December 31, 1994 as compared to $27.1 million in the comparable period of the prior year, an increase of $5.9 million or 21.8%. Net sales of T-shirts and sweat shirts increased by $4.3 million and $1.6 million, respectively. These increases were principally due to increased unit sales of T-shirts of $2.9 million and sweat shirts of $1.5 million, as well as $1.5 million of additional revenue attributable to increased prices.

     Net sales of infantswear was $7.1 million for the three months ended December 31, 1994 and 1993.

     Gross profit for the quarter ended December 31, 1994 was $7.9 million, an increase of $2.4 million or 43.6% from the comparable period of the prior year. Gross profit, as a percentage of net sales, increased to 19.6% compared to 16.2% in the comparable period of the prior year due to the price increases mentioned above and overall reduced per unit operating costs, offset in part by increased raw material prices.

     Selling, general and administrative expenses for the three months ended December 31, 1994 increased $1.0 million or 24.4% from the comparable period of the prior year, due to a higher number of selling and administrative personnel and other related personnel costs. The increased personnel were added to support anticipated increased sales for fiscal 1995.

     Interest expense, net of interest income, for the first quarter of 1995 was $0.5 million compared to $0.9 million for the corresponding period last year. The decrease was due primarily to lower average borrowings.

Liquidity and Capital Resources

     Working capital was $59.3 million at December 31, 1994 compared to $60.9 million at September 30, 1994. The decrease was due primarily to current maturities of long-term debt. The Company has available bank lines of credit of approximately $27.5 million. At December 31, 1994, there were $5 million outstanding under these lines. The Company believes that its working capital and bank lines are sufficient to meet its liquidity needs for at least the next twelve months.

Effects of Inflation

     The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its sales and profitability.

                  ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


Item 1    Legal Proceedings

      None

Item 2    Changes in Securities

      None

Item 3    Defaults upon Senior Securities

      None

Item 4    Submission of Matters to a Vote of Security Holders

      None

Item 5    Other Information

      None

Item 6    Exhibits and Reports on Form 8-K

      None

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ONEITA INDUSTRIES, INC.

                                   By:/s/ Herbert J. Fleming
                                      ----------------------
                                      Herbert J. Fleming
                                      President



                                   By:/s/ James L. Ford
                                      ----------------------
                                      James L. Ford
                                      Executive Vice-President of Finance
                                      and Chief Financial Officer




Date:  February 13, 1995