Form 10-K/A
period 1994-09-30
ONEITA INDUSTRIES INC
filed 1995-03-06
CIK 820957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
- ----------------------------------------



FORM 10-K/A



X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1994
     or
___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
- ----------------------------------------
     For the transition period from                  to
     Commission File No. 1-9734

ONEITA INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

   Delaware                                     57-0351045
   (State or other jurisdiction                 (IRS Employer
   of incorporation or organization)            Identification Number)

   4130 Faber Place Drive, Suite 200                29405
   Ashley Corporate Center                          (Zip Code)
   Charleston, S.C.

   Registrant s telephone number including area code:   (803) 529-5225
   Securities registered pursuant to Section 12(b) of the act:

   Title of Class                   Name of Each Exchange on which registered
   Common Stock, $.25 par value              New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such
filing requirements for the past 90 days:      Yes X             No
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this form 10-K:
          The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of November 30, 1994 was approximately $40,906,028.
          The number of shares outstanding of each of the Registrant s classes of common stock, as of November 30, 1994 was 6,960,821 shares.
          Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                        PART I
                   -------------------------------------------------

Item One - Business



     Oneita Industries, Inc. (the Company or Oneita ) manufactures and markets high quality activewear and infantswear. Oneita s activewear includes T-shirts and sweatshirts for screen printing sold under the Oneita Power-T, Oneita Power/50 Plus and Oneita Power-Sweats brand names. The Company estimates that it is the fourth largest manufacturer of imprinted T-shirts in the United States. Oneita s infantswear includes layette and playwear sold under brand names, including Soupcon, Oneita's Kids, Health-tex Layette Collection and under private label. These products are marketed to the imprinted sportswear industry through the Company s Activewear Division and to major retailers through the Company s Retail Division.


     Since 1987, Oneita has achieved substantial growth by building a brand name activewear and infantswear business with a high quality image. As a result of realigning its product mix to concentrate on these higher margin products, the Company s net sales of activewear increased from $37.4 million in 1987 to $156.1 million in 1992, $141.1 million in 1993 and $156.4 million in 1994 (a compound annual growth rate of approximately 22.7%) and net sales of infantswear increased from $14.2 million in 1987 to $47.4 million in 1992, $36.3 million in 1993 and $36.4 million in 1994 (a compound annual growth rate of approximately 14.4%).
     Oneita expanded its activewear products by introducing sweatshirts in 1991 under the Oneita Power-Sweats label. Sweatshirts accounted for approximately $11.2 million of the activewear sales in 1993 and $17.7 million of the activewear sales for 1994. In infantswear, Oneita has focused on developing a variety of brand name products, each targeted at specific retail markets, including department stores, chain stores and mass merchandisers.

PRODUCTS
      Activewear. Oneita manufactures and markets T-shirts and sweatshirts for the imprinted sportswear industry. Screenprinting consists of imprinting designs, patterns or letters ranging from simple lettering to complex color patterns on apparel. Oneita s T-shirts, in management s opinion, are of high quality because they are heavy in weight, have fullercut specifications and long-lasting construction features such as shoulder-to-shoulder taping and a seamless tubular collar design.
     Oneita introduced sweatshirts in 1991 to its activewear line under the Oneita Power-Sweats label. The company sells sweatshirts to the same customers to whom it sells T-shirts and believes that its ability to do so may result in stronger relationships with such customers and the addition of new customers for both T-shirts and sweatshirts. Historically, Oneita's business has been seasonal with respect to T-shirt sales to the extent that approximately 50% of annual T-shirt sales have been in the March through July period. Sweatshirts provide a seasonal balance for Oneita since its customers tend to stock higher levels of T-shirts in the spring and summer months and higher levels of sweatshirts in the fall and winter months.
     The Company sells activewear through in-house salespersons to approximately 300 customers located throughout the United States, including
60 distributors and also to major screenprinters, which accounted for sales of $104.1 million and $27.0 million respectively in 1993, and $128.3 million and $22 million respectively in 1994. The Company also sells activewear to distributors in Europe, Canada and the Pacific Rim. Such sales accounted for approximately $5.7 million and $1.9 million of net sales in 1993 and 1994, respectively. The Company intends to expand its markets and geographic distribution by, among other things, increasing sales in these regions.



     Based upon an industry marketing study, the Company estimates that the T-shirt market exceeds $1.6 billion in sales annually and believes it is the fourth largest manufacturer of imprinted T-shirts in the United States. The market for T-shirts for the screen printing industry is very competitive and is based upon quality, service, price, availability of product and name recognition. Oneita s primary competitors, Fruit of the Loom, Inc., Russell Corporation and Hanes (a subsidiary of Sara Lee Corporation) are larger, have substantially greater resources and account for a majority of the T-shirt market. Oneita believes that it competes favorably in quality, price, customer service and availability of product. However, if the dominant T-shirt manufacturers increase their manufacturing capacity substantially or reduce prices, Oneita's sales may be adversely affected. Oneita s ability to compete may be adversely affected by an increase in yarn prices since, unlike certain of its competitors, Oneita does not spin its own yarn. Oneita believes that foreign competition does not have a material effect on the sale of activewear. During 1993, Oneita and certain of its competitors announced T-shirt price decreases. Oneita s announced net price decreases aggregated approximately 4% over 1993. In July 1994, Oneita and other competitors announced T-shirt price increases of approximately 4% over existing prices.

     During 1994, Oneita expanded its Power/50 Plus line (a premium T-shirt comprised of 60% cotton and 40% polyester), enhanced its PFD T-shirt collection (an all-cotton shirt that is re-dyed by customers) and also introduced a new T-shirt, the Power Rib-T.
     Infantswear. Historically, Oneita manufactured and sold private label cotton and cotton blend layette and playwear for infants and toddlers.
Layette is apparel for newborns, and playwear is apparel for infants and toddlers up to 35 months. In 1986, Oneita began to manufacture and market higher priced infantswear under its own brand name, Soupcon. In 1988, Oneita introduced toddlerswear. In 1993 and 1994, net sales of infantswear and toddlerswear under the Company s own brand names accounted for approximately 57% and 38%, respectively, of its total infantswear sales.



     Oneita has an exclusive license agreement with Health-tex, Inc. to manufacture and market the Health-tex lines of layette products in the United States and its territories. This license agreement has been renewed through September 1997 with three three-year extension options remaining. Oneita also has a license agreement to manufacture and market a layette line under the Mother Goose & Company trademark. This license agreement expires on March 30, 1997, subject to two three-year renewals, and requires certain minimum royalty payments. Pursuant to this license agreement, Oneita provides a layette line to Kmart, a leading retailer.


     Oneita sells its private label infantswear and its Health-tex products to substantially all of the major department store chains and its Soupcon products to higher priced department and specialty stores. ONEITA'S KIDS products are sold primarily to chain stores and moderately priced retailers.
     Oneita has redirected its infantswear sales efforts by de-emphasizing small orders and higher priced playwear and concentrating on sales of layette and basic infantswear to larger customers, including mass merchandisers. The Company markets infantswear primarily through in-house salespeople. Oneita also displays its products at infantswear trade shows and advertises in trade magazines to maintain and improve brand name recognition.
     The infantswear market is highly competitive and consists of companies, including William H. Carter, Gerber Products Company and Oshkosh B' Gosh,
Inc. which are larger and have substantially greater market share and resources than the Company. The Company believes that it competes favorably with other manufacturers of private label products as well as with other manufacturers of high quality brand name infantswear on the basis of quality, service, price and availability of product.

MANUFACTURING
     The Company's historical strategy has been to increase cost efficiencies through operating its facilities at maximum capacity and, from time to time, using outside contractors to meet customer demand surges. In addition, the Company has an on-going program to upgrade its manufacturing equipment and add technologically advanced manufacturing equipment. Since 1989, the Company has added approximately $46 million of machinery and technologically advanced equipment. This program is intended to result in higher production levels and increased manufacturing efficiencies. In November 1994 the Company announced a $16,000,000 capital expenditure program that calls for expansion of its textile manufacturing facilities, including knitting, bleaching and dyeing.
     The Company s manufacturing operations consist of knitting, bleaching and dyeing, cutting and sewing and packaging. The Company s operations begin with raw yarns. The yarn is then knit into three basic fabric constructions (jersey, rib and interlock) from which the Company produces its products. The knitted fabric is batched in lots for bleaching or scoured for dyeing in a variety of both pressure and atmospheric vessels for color, consistency and quality. The fabric is then brought to finishing. The finishing operation sets the width and length and pre-shrinks the fabric. The finished fabric lots are then transported to a cutting operation which cuts specific garment parts such as sleeves, collars, cuffs and bodies for sewing. The cut parts are then sewn together in an assembly line. Various sewing threads, stitches, trims and colors are mixed and matched for desired styling. The finished garments are inspected, folded and packaged. Quality assurance systems are utilized in checking raw materials, in-process controls and finished products.



   In fiscal 1993, in connection with its restructuring program, the Company closed three manufacturing facilities. The Company s nine remaining manufacturing facilities are located in South Carolina, North Carolina, Alabama, Jamaica and Mexico. The facilities in Jamaica and Mexico are provided with cut fabric for T-shirts and are used for sewing operations.
In 1994, approximately 40% of the Company s T-shirts were sewn in Jamaica and Mexico.


     In December 1994, the Company announced the consolidation of Activewear distribution from five warehouse locations in South Carolina to one warehouse in Atlanta, Georgia. The consolidation, as well as new state of the art material handling equipment, is expected to reduce the costs of transporting goods to and from our sewing facilities, reduce the cost of transportation for our customers and reduce lead times.

SALES TO MAJOR CUSTOMERS



     Net sales to the Company s ten largest customers for the year ended September 30, 1994 accounted for approximately 52% of the Company's total sales for such period. Two customers, distributors of Activewear for screen printing, accounted for approximately 16% and 11%, respectively, of total net sales for 1994. Net sales to the Company's five largest activewear customers for 1994 accounted for approximately 40% of the Company s total net sales. Net sales to the Company s five largest infantswear customers for 1994 accounted for approximately 10% of the Company's total net sales.


EFFECT OF IMPORTS
     Current United States quotas and tariffs restrict the number and increase the cost of apparel items foreign producers can export to the United States. Foreign competitors, whose chief competitive advantage is low labor cost, tend to focus on items with high labor content, such as higher priced sportswear. Oneita's products are not as labor intensive as such other manufactured apparel and, the Company believes, are less sensitive to foreign competition.
     In November 1993, the United States Congress approved the North American Free Trade Agreement ("NAFTA"), which will eliminate barriers to imports between the United States, Canada and Mexico over a ten (10) year period. In December 1993, the Uruguay round of negotiations under the auspices of the General Agreement on Tariffs and Trade("GATT") was concluded. Recently ratified by Congress, GATT will require that quotas on apparel and textile products are to be phased out over a ten (10) year period and tariffs on such products are to be reduced by approximately 11% over a ten (10) year period. The Company is unable to determine at this time what effect, if any, changes resulting from NAFTA and GATT may have on its business, operations or financial condition.

RAW MATERIALS
     The principal raw materials used in the Company s products are cotton yarn and blend yarns. The bulk of this yarn is obtained from multiple suppliers within a 300-mile radius of the Company s fabric knitting plant. The prices of cotton yarn fluctuate from time to time. The Company has entered into supply contracts for cotton yarn, generally at fixed prices with various expiration dates through December 1995. As these contracts expire, the Company will be required to purchase cotton yarn at the current market prices which may be higher than current contract prices.
     Other raw materials, such as chemicals, dyes and packaging materials, are purchased on the open market. The sources and availability of these materials are believed to be adequate to meet present needs.

BACKLOG
     The Company s backlog of unfilled orders was approximately $52 million at September 30, 1994, compared with approximately $43 million at September 30, 1993. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and product shipping, which in some instances is dependent on the desires of the customer. Accordingly, the amount of unfilled orders may not be indicative of eventual actual shipments. The Company expects to ship substantially all of its September 30, 1994 backlog of unfilled orders by September 30, 1995.

TRADEMARKS AND LICENSES
     The Company has registered the Oneita Power-T, Oneita Power/50 Plus, Soupcon, ONEITA'S KIDS, Oneita Power-Sweats, trademarks and certain other trademarks. The expiration dates of these trademarks range from July 2006 to December 2008. The loss of certain of these trademarks would have a material adverse effect upon the Company's business.

EMPLOYEES
     As of September 30, 1994, the Company had approximately 3,400 full time employees, including 3,140 in manufacturing, 60 in marketing and sales and 200 in general management and administration.
     Approximately 600 of the Company s manufacturing employees are covered by a collective bargaining agreement with the Amalgamated Clothing and Textile Workers Union which expires in October 1995. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT


As of September 30, 1994, the executive officers of the Company were as follows:


                                Served as
                                Officer
Name                   Age      Since        Positions and Offices
- ----------------------------------------------------------------------------

Robert M. Gintel        66      1993         Chairman of the Board
Albert Fried, Jr.       64      1994         Vice Chairman of the Board
Herbert J. Fleming      48      1984         President
Joe E. Brinson          46      1989         Executive Vice President-
                                                Operations
James L. Ford           54      1994         Executive Vice President-Finance
                                                and Chief Financial Officer
J. Roger Holland        54      1994         Executive Vice President-Sales
                                                and Marketing
Mary-beth Boughton      52      1992         Vice President-Merchandising-
                                                Retail
James O. Bowers         46      1987         Vice President-Strategic Planning
William H. Boyd         47      1986         Vice President-Administration
                                                and Treasurer
David W. Holtz          47      1988         Vice President-Retail Sales
E. Franklin Impson, Jr. 36      1994         Vice President and Controller
William K. King         35      1994         Vice President-Chief Information
                                                Officer
Jackie S. Powers        58      1988         Vice President-Activewear Sales
Edward I. Kramer        60      1986         Secretary

Item Two - Properties


     As of September 30, 1994, the Company occupied approximately 1,048,406 square feet of manufacturing, general office and warehouse space at its facilities in South Carolina, North Carolina, Alabama, Mexico, Jamaica and New York. Approximately 198,406 square feet are under real estate leases with aggregate minimum annual rental commitments of approximately $1,004,514. Set forth below is a summary of the facilities owned or leased by the Company.


Location                   Primary Use                    Square Feet
- -----------------------------------------------------------------------------

Charleston, S.C.           Executive Offices                23,406 (a)
Andrews, S.C.
     (2 locations)         Manufacturing/Distribution      385,000
Cullman, Ala.
     (2 locations)         Manufacturing/Distribution      177,000
Fayette, Ala.              Manufacturing                   212,000
Kinston, N.C.              Manufacturing                   114,000 (b)
Fingerville, S.C.          Manufacturing                    76,000
Juarez, Mexico             Manufacturing                    28,000 (c)
Montego Bay, Jamaica       Manufacturing                    25,000 (d)
New York, N.Y.             Sales and Marketing               8,000 (e)
________________

[FN]
(a) Premises are leased through September 1, 2000 at an annual rental of $326,514 per year. The Company has an option to renew in five (5) years.
(b) Premises are leased through April 30, 1998 at an annual rental of $285,000 per year. The Company has an option to purchase the premises for $2,500,000, exercisable at any time prior to expiration of the lease.
(c) Premises are leased through October 1, 1999 at an annual rental of $150,240. The Company has an option to purchase the premises for $900,000, or it may renew the lease at the end of the lease term.
(d) Premises are leased through November 30, 1997 at an annual rental of $36,000.
(e) Premises are leased on a month-to-month basis at an annual rental of $186,000.


________________
The Company believes that its facilities and equipment are well maintained and are sufficient to meet current production levels and that its facilities are sufficient to meet anticipated sales and growth through 1995.
Item Three - Legal Proceedings
   There are no material pending legal proceedings.
Item Four - Submission of Matter to a Vote of the Security Holders
   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                  PART II

Item Five - Market for Registrant s Common Equity and Related Stockholder Matters



     The Company s Common Stock is listed for trading on the New York Stock Exchange under the symbol "ONA". As of November 30, 1994, there were approximately 200 holders of record of the Company s Common Stock. The following table shows for the periods indicated the quarterly range in the high and low sales prices for these securities.


                                     1994                        1993
                               High          Low           High         Low
                               -----------------           -----------------
Fiscal Period
First Quarter . . . . . . .   $8 3/8       $6 1/4          $15 3/8    $11 1/4
Second Quarter. . . . . . .    7 3/4        6 3/8           17 3/8      9 1/4
Third Quarter . . . . . . .    9 1/4        6 5/8           11 1/4      7
Fourth Quarter. . . . . . .   11 1/8        8 7/8            8 1/2      5 7/8


No cash dividends have been paid since the Company s initial public offering. See Note 3 to Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item Six - Selected Financial Data


                            1994          1993          1992          1991          1990
                            ----          ----          ----          ----          ----
Operations
Net sale. . . . . . . .     $193,459,000  $177,610,000  $203,517,000  $150,995,000  $140,386,000
Cost of goods sold. . .      166,051,000   152,776,000   168,512,000   126,767,000   112,945,000
Interest expense net. .        3,868,000     4,388,000     4,179,000     3,481,000     2,183,000
Income (loss) before
  income taxes. . . . .       (6,794,000)   (4,609,000)   13,174,000     6,597,000    10,064,000
Income taxes. . . . . .           27,000    (1,632,000)    5,348,000     2,780,000     4,025,000
Net income (loss) . . .       (6,821,000)   (2,977,000)    7,826,000     3,817,000     6,039,000

Financial data
Inventories . . . . . .      $44,720,000  $ 63,086,000  $ 60,078,000   $ 43,735,000  $ 38,283,000
Accounts receivable . .       35,757,000    28,718,000    39,957,000     23,220,000    19,951,000
Depreciation, amortization
  and goodwill write-off
  (see note below)            11,443,000     4,266,000     4,150,000      3,509,000     2,720,000
Working capital . . . .       60,885,000    84,361,000    69,623,000     54,026,000    51,783,000
Long-term debt and capital
  lease obligation . . .      17,133,000    47,228,000    27,338,000     31,838,000    33,723,000
Shareholders equity. . .      76,022,000    82,822,000    85,016,000     62,091,000    58,219,000
Total assets . . . . . .     120,917,000   149,266,000   148,818,000    115,813,000   111,973,000

Common stock data
Net income (loss) per
  share. . . . . . . . .    $      (.98)  $      (.43)  $       1.24   $        .68  $        1.06
Book value per share . .    $     10.92   $     11.90   $      13.06   $      12.25  $       12.08

Number of common
  shares outstanding . .       6,961,000     6,957,000      6,508,000     5,070,000      4,820,000

[FN]

Net loss for fiscal 1994 and 1993 included an after-tax loss of $2,519,000 and $4,700,000, respectively, for a restructuring charge as described in Note 6. Net loss for fiscal 1994 included a $6,651,000 write-off of goodwill. See
Note 1.

Item Seven - Management s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1994 Compared to 1993
     Net sales of the Company in 1994 were $193,459,000 as compared to $177,610,000 in 1993, an increase of $15,849,000 or 8.9%.
     Net sales of activewear were $157,061,000 in 1994 as compared to $141,358,000 in 1993, an increase of $15,703,000 or 11.1%. Net sales of
T-shirts and sweatshirts in 1994 increased by $9,209,000 and $6,494,000, respectively, over 1993. These increases were principally due to increased unit sales of T-shirts of 10.1% and sweatshirts of 62.7% partially offset by lower prices and the $6,242,000 cost of the Company s rebate and other promotional programs.
     Net sales of infantswear were $36,398,000 in 1994 as compared to $36,252,000 in 1993, an increase of $146,000 or 0.4%.
     Gross profit for 1994 was $27,408,000, an increase of $2,574,000 or 10.4% over 1993. Such increase was attributed principally to increased unit sales of all products. Gross profit as a percentage of net sales increased to 14.2% for 1994 compared to 14.0% for 1993. Such increase was principally attributed to lower manufacturing costs offset by lower prices and customer rebates.



     Selling, general and administrative expenses for 1994 increased $2,048,000 or 11.7% over 1993 primarily due to higher advertising ($880,000), professional ($350,000) and health insurance ($700,000) expenses.


     Interest expense, net of interest income for 1994 was $3,868,000 compared to $4,388,000 for 1993. The reduction was due primarily to lower average borrowings.



     Net loss for fiscal year 1994 was $6,821,000 compared to a net loss of $2,977,000 for fiscal 1993. During 1994, the Company changed its accounting method for evaluating the impairment of intangible assets from a recoverability through future operations method to a fair value method. As a result of this change, the Company has written-off $6,651,000 of goodwill during the fourth quarter ended September 30, 1994. The results for the year ended September
30, 1994 also include a pretax charge of $4,080,000 for the write-down of facilities to their fair market value (non-cash charges aggregating
$2,739,000) that the Company intends to sell or abandon after usable machinery and equipment is redeployed, and the transitional costs related to the reorganization of certain administrative functions (a $397,000 non-cash write-off of leasehold improvements at a sales office and $944,000 of cash expenses). The write-downs of these facilities were associated with the Company's reorganization of its Retail Division and consolidation of distribution and manufacturing facilities in order to improve productivity and customer service, reduce transportation costs and cut lead times. The results for the year ended September 30, 1993 include a $7,500,000 pretax charge to streamline and consolidate manufacturing operations which resulted in reduced operating costs in fiscal 1994 of approximately $4,000,000, consisting of approximately $1,500,000 of reduced employee expenses, approximately $1,000,000 of reduced transportation costs and approximately $1,500,000 resulting from more efficient utilization of manufacturing facilities.


1993 Compared to 1992



     Net sales of the Company in 1993 were $177,610,000 as compared to $203,517,000 in 1992, a decrease of $25,907,000 or 12.7%. The decrease was due to generally weak economic conditions that caused a reduction in planned deliveries, order cancellations and price-cutting by the leading manufacturers. T-shirt price increases implemented in January 1993 were rolled back in April 1993 to match competition, reflecting high customer inventory levels and industry-wide overcapacity. As a result, a $7,500,000 pretax restructuring charge to streamline and consolidate manufacturing operations was recorded in the 1993 third quarter. The restructuring charge included the costs of equipment relocation, a permanent reduction of approximately 500 jobs, staff retraining and transitional employee salaries and benefits. The Company s restructuring program is intended to result in lower future manufacturing costs. Of this $7,500,000 pre-tax charge, $325,000 related to the non-cash write-down of the value of a sewing facility to its fair market value, and the remaining $7,175,000 consisted of cash payments, approximately $5,875,000 of which was expended in fiscal 1993 and approximately $1,300,000 of which was expended in fiscal 1994.


     Net sales of activewear were $141,358,000 in 1993 as compared to $156,098,000 in 1992, a decrease of $14,740,000 or 9.4%. Net sales of
T-shirts and fleecewear in 1993 decreased by $1,473,000 and $13,267,000 respectively from 1992. The fleece decrease was principally due to reduced unit sales for the reasons discussed above.

     Net sales of infantswear were $36,252,000 in 1993 as compared to $47,419,000 in 1992, a decrease of $11,167,000 or 23.5%. The reduced sales are principally the result of lower unit sales due to the continuing weak economy and reduced customer demand for the higher priced playwear lines caused by increased competition including promotional pricing. Gross profit for 1993 was $24,834,000, a decrease of $10,171,000 or 29.1% from 1992. Gross profit as a percentage of net sales decreased to 14.0% for 1993 compared to 17.2% for 1992. The reductions were principally due to the effect of the lower sales levels, production cut backs and resultant increases in manufacturing costs. Additionally, certain infant fashion playwear inventories were disposed of at prices less than normal selling prices.
In September 1993, responding to an industry-wide price reduction, T-shirt prices were further reduced by 4%. While this price reduction is expected to have an adverse effect on earnings in 1994, profitability is expected to improve in 1994 due to lower manufacturing costs resulting from the restructuring discussed above.
     Selling, general and administrative expenses remained relatively constant for the year ended September 30, 1993 compared to 1992.
     Interest expense, net of interest income, for 1993 was $4,388,000 compared to $4,179,000 for 1992. The favorable impact of declining interest rates was offset by interest costs from higher average short-term and long-term borrowings compared to last year. The higher borrowings resulted from greater working capital requirements including higher levels of inventory.

LIQUIDITY AND CAPITAL RESOURCES


     Working capital was $60,885,000 at September 30, 1994 compared to $84,361,000 at September 30, 1993. The decrease in working capital was principally caused by inventory reductions and the pay-down of $25,000,000 of long-term debt under the Company s March 1993 revolving loan agreement.
Cash funds used in the pay-down were generated from operations, primarily from a reduction in inventories. The Company presently has available $27,500,000 under uncommitted bank lines available for working capital purposes which provide for interest at below the lending banks prime rates and are repaid at twelve-month intervals. These bank lines of credit provide for payment of outstanding indebtedness on demand and are subject to continuing review based upon the Company s financial condition. During fiscal 1994, the maximum amount outstanding under these lines was $10,000,000 and no borrowings were outstanding as of September 30, 1994. In addition, the Company currently has a $25,000,000 bank credit facility available for capital expenditures which provides for interest at approximately the lending banks' prime rates and becomes due between 1997 and 2000. See Note (3) to the Company's Consolidated Financial Statements for the fiscal year ended September
30, 1994.   At September 30, 1994, there were no borrowings outstanding under this $25,000,000 bank credit facility. The Company also has a factoring agreement under which certain of its accounts receivable are sold to the factor without recourse. The Company draws advances on the sold accounts and pays interest at the prime rate for these advances.




     The Company has financed and expects to continue to finance the addition of new property and equipment, including without limitation the $16,000,000 capital expenditure program relating to its Fayette, Alabama facility and its ongoing annual capital expenditures of approximately $11,000,000, through equipment leases, restricted funds from Industrial Development Revenue Bonds, funds generated from operations and, to the extent necessary, borrowings under its existing $25,000,000 credit facility or new credit facilities.




     The Board of Directors has authorized the purchase of up to 350,000 shares of its Common Stock. Purchases will be made from time to time, depending on market conditions, at prices deemed appropriate by management. The Company believes that purchasing its common stock is an appropriate use of its funds.


     It is anticipated that working capital and internally generated funds, to the extent available, will provide sufficient liquidity to pay future amounts due on maturities of long-term debt, capital leases and operating lease rental commitments. These maturities aggregate approximately $9,974,000 in 1995.
The Company believes that its working capital and bank lines are sufficient to meet its liquidity needs over the next twelve months. At September 30, 1994, approximately $3,000,000 was available for cash dividends and distributions on the Company's stock pursuant to a loan agreement.
     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which had no material effect on the Company's reported financial position or results of operations.

EFFECTS OF INFLATION

     The company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its sales and profitability.

Item Eight - Financial Statements and Supplementary Data

     The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Schedules are attached as part of this report.

Item Nine - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
                                 PART III
                   --------------------------------------

The information required by Part III is incorporated by reference to the Company s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 1995, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended September 30, 1994. Information relating to the executive officers of the Registrant appears under Item I of this report.

                                  PART IV
                   --------------------------------------

Item Fourteen - Exhibits, Financial Statement Schedules and Reports on Form
                10-K
(a) Financial Statements:
    See Index to Consolidated Financial Statements and Schedules at page F-1.
(b) Reports on Form 8-K:
    No reports on Form 8-K were filed by Registrant in the last quarter of the year covered by this report.
(c) Exhibits:
    3.1 Certificate of Incorporation (Exhibit 3(a) of Form S-1 Registration Statement No. 33-16972)
    3.2 By-Laws as amended (Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1994)
    4.1 Factoring Agreement dated April 1, 1979, as amended, between Registrant and a lending institution
          (Exhibit 4(b) of Form S-1 Registration Statement No. 33-16972)
    10.1 Stock Option Plan (Exhibit 10(a) of Form S-1 Registration Statement No. 33-16972)
    10.2 1989 Non-Qualified Stock Option Plan (Exhibit 10.2 of Annual Report on Form 10-K for the year ended September 30, 1990)
    10.3 Lease Agreement dated as of October 1, 1987, between the Registrant and Instrument Systems Corporation (Exhibit 10(d) of Form S-1 Registration Statement No. 33-16972)
    10.4 Employment Agreement between the Registrant and Herbert J. Fleming, as amended (Exhibit 10.2 of Current Report on Form 8-K dated January 1, 1994)
    10.5  Employment Agreement between Registrant and J. Roger Holland (Exhibit
          10.4 of Form 10-Q for the quarter ended March 31, 1994)
    10.6 Variable Amount of Grid Note Agreement dated March 31, 1994, between Registrant and First Union National Bank of South Carolina (Exhibit
          10.1 of Form 10-Q for the quarter ended March 31, 1994)
    10.7 Promissory Note dated September 30, 1994, between Registrant and National Westminster Bank, USA
    10.8 Single Payment Note dated February 28, 1994, between Registrant and Trust Company Bank (Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1994)
    10.9 Equipment Lease Agreement dated as of May 16, 1988, between Registrant and NEMLC Leasing Associates No. 3 (Exhibit 10(k) of
          Form S-1 Registration Statement No. 33-22488) amended as of December 1, 1988, and May 19, 1989 (Exhibit 10.11 of Annual Report on Form 10-K for the year ended September 30, 1990)
    10.10 Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1988)
    10.11 License Agreement dated October 24, 1988, between Registrant and Health-tex, Inc. (Exhibit 10(k) of Form S-1 Registration Statement No. 33-30810)
    10.12 Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1989)
    10.13 Lease Agreement dated as of October 1, 1989, between the Registrant and the Industrial Development Board of the City of Fayette, Alabama (Exhibit 10.13 of the Annual Report on Form 10-K for the year ended September 30, 1989)
    10.14 Guaranty Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (Exhibit 10.14 of Annual Report on Form 10-K for the year ended September 30, 1989)
    10.15 Form of Indemnification Agreement between Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)
    10.16 License Agreement dated as of February 1, 1991, between Registrant and Henson Associates, Inc. (Exhibit 10.18 of Form S-2 Registration Statement No. 33-46119)
    10.17 Loan Agreement dated as of March 26, 1993, between Registrant and National Westminster Bank, USA and Trust Company Bank (Exhibit
          10.18 of Annual Report on Form 10-K for the year ended September
          30, 1993)
    10.18 Amendment to Loan Agreement dated March 26, 1993 between Registrant and National Westminster Bank and Trust Company (Exhibit 10.6 of
          Form 10-Q for the quarter ended March 31, 1994)
    10.19 License Agreement dated as of August 31, 1993, between Registrant and Kessler Marketing Group, Inc. (Exhibit 10.19 of Annual Report on Form 10-K for the year ended September 30, 1993)
    10.20 Modification to Management Services Contract dated February 5, 1993 (Exhibit 28 to Current Report on Form 8-K dated January 1, 1993)
    10.21 Registration Rights Letter Agreement between Gintel & Co. Limited Partnership (Exhibit 10 to Current Report on Form 8-K dated October 6, 1993)
    10.22 Letter Agreement dated October 5, 1993, between Gintel & Co. Limited Partnership and Instrument Systems Corporation (Exhibit 2 to Current Report on Form 8-K dated October 6, 1993)

    10.23 Amendment to Lease Agreement dated as of October 1, 1987, between Registrant and Instrument Systems Corporation (Exhibit 10.24 of Annual Report on Form 10-K for the year ended September 30, 1993)



    11    Computation of Earnings Per Share*




    18    Letter re change in accounting principles*


    22 The following lists the Company s significant subsidiaries, all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary have been omitted.
          Name of Subsidiary         Jurisdiction of Incorporation
          ------------------         -----------------------------



          Oneita-Kinston Corp.       North Carolina
          Strathleven Limited        Jamaica
          Oneita Mexicana S.A. de C.V.    Chihuaha, Mexico




    23    Consent of Arthur Andersen LLP*


    28    Additional Exhibit
- ------------------------

[FN]

    *   Filed herewith



The following undertakings are incorporated into the Company s Registration Statements on Form S-8 (Registration Statement No. 33-30575 and 33-34778) and Form S-3 (Registration Statement No. 33-70524).
  (a)  The undersigned Registrant hereby undertakes:
       (1) To file, during any period in which offers or sales are being made, a post-effective amendment to the registration statement;
       (i) To include any prospectus required by Section 10(a)(3) of the Securities Act of 1993;
       (ii) To reflect in the prospectus any fact or events arising after the effective date of the registration statement (or most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;
       (iii) To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;
Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8, and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the Registrant pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.
       (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of securities at that time shall be deemed to be the initial bona fide offering thereof.
       (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.
  (b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant s annual report pursuant to Section 13(a) or
       Section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of any employee benefit plan s annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at the time shall be deemed to be the initial bona fide offering thereof.
       (i) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Signatures



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 1995.


                                      Oneita Industries, Inc.


                                      By:/s/ Herbert J. Fleming
                                      -------------------------
                                      Herbert J. Fleming
                                      President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 1995 by the following persons in the capacities indicated:


Signatures                                 Title

/s/ Robert M. Gintel                       Chairman of the Board
- ---------------------------
Robert M. Gintel


/s/ Albert Fried, Jr.                      Vice Chairman of the Board
- ---------------------------
Albert Fried, Jr.


/s/ Herbert J. Fleming                     President and Director
- ---------------------------
Herbert J. Fleming                         (Principal Executive Officer)


/s/ James L. Ford                          Executive Vice President of Finance
- ---------------------------
James L. Ford                              (Principal Financial and Accounting
                                               Officer)


/s/ Meyer A. Gross                         Director
- ---------------------------
Meyer A. Gross


/s/ John G. Hudson                         Director
- ---------------------------
John G. Hudson





/s/ H. Varnell Moore                       Director
- ---------------------------
H. Varnell Moore


/s/ Lewis Rubin                            Director
- ---------------------------
Lewis Rubin

Index to Consolidated Financial Statements            ONEITA INDUSTRIES, INC.
and Schedules
       (Information required by Part III, Item 8 of Form 10-K)
- -----------------------------------------------------------------------------



                                                             Page
     Report of Independent Public Accountants                 F-2

     Financial Statements

     Consolidated balance sheets-September 30, 1993
       and 1994                                               F-3
     Consolidated statements of operations for the
       three years ended September 30, 1994                   F-4
     Consolidated statements of cash flows for the
       three years ended September 30, 1994                   F-5
     Consolidated statements of stockholders equity
       for the three years ended September 30, 1994           F-6
     Notes to consolidated financial statements               F-7

     Financial Statement Schedules

     Schedule V   Property, Plant and Equipment               F-11
     Schedule VI   Accumulated Depreciation                   F-12
     Schedule VIII   Valuation and Qualifying Accounts        F-13

[FN]

     Other schedules are omitted as they are not applicable or required under the rules of Regulation S-X.

Report of Independent Public Accountants

To Oneita Industries, Inc:

     We have audited the accompanying consolidated balance sheets of Oneita Industries, Inc. (a Delaware corporation) and subsidiaries as of September
30, 1994 and 1993, and the related consolidated statements of operations, cash flows, shareholders' equity for each of the three years in the period ended September 30, 1994. These financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, e vidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oneita Industries, Inc. and subsidiaries as of September 30, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, effective September 30, 1994, the Company changed its method of evaluating the impairment of its goodwill and related intangibles.
     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission s rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP

Columbia, South Carolina
November 11, 1994


Consolidated Balance Sheets                    ONEITA INDUSTRIES, INC.
                                                     September 30,
                                           1994                       1993
                                           ----                       ----
Assets
Current Assets:
Cash and cash equivalents . . . .        $   967,000            $  6,716,000
Refundable income taxes . . . . .               ---                2,000,000
Accounts receivable, less allowance
  of $1,006,000 in 1994 and
  $1,024,000 in 1993 for doubtful
  accounts (Note 3) . . . . . . .         35,757,000              28,718,000
Inventories (Note 1) . . . . . .          44,720,000              63,086,000
Prepaid expenses and other current
  assets. . . . . . . . ... . . .          4,963,000               1,153,000
Total current assets. . . . . . .         86,407,000             101,673,000
Property, plant and equipment,
at cost, net of depreciation
and amortization (Note 1) . . . .         30,435,000              32,875,000
Funds restricted for capital projects
  (Note 3). . . . . . . . . . . .          2,342,000               6,024,000
Goodwill (Note 1) . . . . . . . .            435,000               7,324,000
Deferred charges and other assets          1,298,000               1,370,000
                                        ------------            ------------
                                        $120,917,000            $149,266,000
Liabilities and Shareholders  Equity
Current Liabilities:
Current portion of long-term debt
  and capital leases (Note 3) . .       $  5,377,000            $  4,935,000
Accounts payable. . . . . . . . .         10,485,000               4,830,000
Accrued liabilities (Note 2). . .          9,660,000               7,547,000
                                        ------------            ------------
  Total current liabilities . . .         25,522,000              17,312,000

Long-term debt and capital lease
  obligations (Note 3). . . . . .         17,133,000              47,228,000
Deferred income taxes (Note 1). .          2,240,000               1,904,000
Commitments (Note 8)
Shareholders  Equity (Note 4):
  Preferred Stock, $1.00 par value,
  2,000,000 shares authorized,
  none issued . . . . . . . . . .                ---                     ---
Common Stock, $.25 par value,
  authorized 15,000,000 shares
  outstanding 6,960,821 shares in
  1994 and 6,956,567 in 1993. . .          1,740,000               1,739,000
Capital in excess of par value. .         69,202,000              69,182,000
Retained earnings.. . . . . . . .          5,080,000              11,901,000
                                       -------------           -------------
                                          76,022,000              82,822,000
                                       -------------           -------------

                                        $120,917,000            $149,266,000

[FN]

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


Consolidated Statements of Operations                 ONEITA INDUSTRIES, INC.

                                            Years Ended September 30,
                                    1994             1993             1992
                                    ----             ----             ----
Net sales (Note 7). . . . . .   $193,459,000     $177,610,000      $203,517,000
Cost of goods sold. . . . . .    166,051,000      152,776,000       168,512,000
                                ------------     ------------      ------------
Gross profit. . . . . . . . .     27,408,000       24,834,000      $ 35,005,000
Selling, general and
  administrative expenses . .     19,603,000       17,555,000        17,652,000
Consolidation and restructuring
  charges (Note 6). . . . . .      4,080,000        7,500,000               ---
Write-off of goodwill (Note 1)     6,651,000              ---               ---
                                ------------     ------------      ------------
  Income (loss) from operations   (2,926,000)        (221,000)       17,353,000

Other income (expense):
  Interest expense, net of
  interest income of $363,000 in
  1994, $326,000 in 1993 and
  $403,000 in 1992 . . . . . .     3,868,0 00       4,388,000         4,179,000
Income (loss) before income
  taxes. . . . . . . . . . . .    (6,794,000)      (4,609,000)       13,174,000
Provision (benefit) for income
  taxes (Note 1):
   State and local . . . . . .         8,000         (227,000)          679,000
   Federal . . . . . . . . . .        19,000       (1,405,000)        4,669,000
                                ------------      ------------     ------------
                                      27,000       (1,632,000)        5,348,000
                                ------------      ------------     ------------
Net income (loss) . . . . . .    $(6,821,000)     $(2,977,000)     $  7,826,000
                                ------------      ------------     ------------

Net income (loss) per share
  (Note 1). . . . . . . . . .    $      (.98)     $      (.43)     $       1.24
                                ------------      ------------     ------------

Weighted average number of
  shares outstanding. . . . .      6,979,154        6,896,309         6,327,292
                                ------------     ------------      ------------

[FN]

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Statements of Cash Flows                  ONEITA INDUSTRIES, INC.
                                            Years Ended September 30,
                                    1994               1993             1992
                                    ----               ----             ----

Cash Flows From Operating
Activities:
Net income (loss)  . . . . .   $ (6,821,000)     $  (2,977,000)   $  7,826,000
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Depreciation and
  amortization . . . . . . .      4,792,000         4,266,000        4,150,000
  Write-off of goodwill. . .      6,651,000               ---              ---
  Consolidation charges. . .      3,136,000               ---              ---
  Provision for losses on
   accounts receivable . . .        (30,000)          106,000          400,000
  Increase (decrease) in
   deferred income taxes . .        336,000           (96,000)         853,000
 (Gain) loss on sale of
   property and equipment. .       (137,000)          (24,000)           8,000
  Change in assets and liabilities:
   (Increase) decrease in
    receivables. . . . . . .     (5,009,000)        9,133,000      (17,137,000)
   Decrease (increase) in
    inventories. . . . . . .     18,366,000        (3,008,000)     (16,343,000)
   (Increase) decrease in prepaid
    expenses and other assets    (4,344,000)          (12,000)       1,135,000
   Increase (decrease) in
    accounts payable and
    accrued liabilities. . .      7,768,000       (16,864,000)      10,707,000
                               ------------      ------------     ------------
Total adjustments. . . . . .     31,529,000        (6,499,000)     (16,227,000)
                               ------------      ------------     ------------
Net cash provided by (used in)
  operating activities . . .     24,708,000        (9,476,000       (8,401,000)
                               ------------      ------------     ------------

Cash Flows From Investing Activities:
  Proceeds from sale of
  property and equipment. . .       213,000           280,000          622,000
  Acquisition of property,
  plant and equipment . . . .    (5,184,000)       (7,290,000)      (8,325,000)
  Decrease (increase) in
  equipment lease deposits. .       464,00           (658,000)       1,064,000
   Net cash used in investing
    activities. . . . . . . .    (4,507,000)       (7,668,000)      (6,639,000)

Cash Flows from Financing Activities:
  Short-term borrowings . . .    10,000,000        38,000,000       23,000,000
  Payment of short-term
  borrowings. . . . . . . . .   (10,000,000)      (38,000,000)     (23,000,000)
  Proceeds from issuance of
  long-term debt. . . . . . .       282,000        25,000,000          499,000
  Sales of Common Stock . . .        21,000           785,000       15,099,000
  Decrease (increase) in funds
  restricted for capital
  projects . . . .. . . . . .     3,682,000           489,000          (76,000)
  Payment of long-term debt and
   capital lease obligations .  (29,935,000)       (5,080,000)      (1,979,000)
  Other. . . . . . . . . . . .          ---          (244,000)             ---
                               ------------      ------------     ------------
   Net cash (used in) provided
   by financing activities . .  (25,950,000)       20,950,000       13,543,000
                               ------------      ------------     ------------

  Net (decrease) increase in
  cash and cash equivalents. .   (5,749,000)        3,806,000       (1,497,000)
  Cash and cash equivalents
  at beginning of year . . . .    6,716,000         2,910,000        4,407,000
                               ------------      ------------     ------------
  Cash and cash equivalents
  at end of year . . . . . . . $    967,000      $  6,716,000     $  2,910,000
                               ------------      ------------     ------------

[FN]

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders' Equity       ONEITA INDUSTRIES, INC.


                                                           Common Stock
                                -----------------------------------------------------------
                                                           Capital in
                                Number        Par          Excess of     Retained
                                of Shares     Value        Par Value     Earnings
                                ---------     -----        ----------    --------


BALANCES, as of
 September 30, 1991              5,069,672     $1,267,000   $44,214,000   $16,610,000
  Net Income                           ---            ---           -- -    7,826,000
  Sale of Common Stock (Note 1)  1,000,000        250,000    14,175,000           ---
  Exercise of stock options         89,583         22,000       612,000           ---
  5% stock dividend on
  Common Stock                     254,022         64,000     4,096,000    (4,160,000)
  Other                             95,066         24,000        16,000           ---
                                ----------     ----------   -----------   -----------

BALANCES, as of
 September 30, 1992              6,508,343      1,627,000    63,113,000    20,276,000
  Net los                              ---            ---           ---    (2,977,000)
  Exercise of stock options        119,751         30,000       755,000           ---
  5% stock dividend on Common
  Stock                            328,473         82,000     5,314,000    (5,398,000)
                                ----------     ----------   -----------   -----------
BALANCES, as of
 September 30, 1993              6,956,567      1,739,000    69,182,000    11,901,000
  Net loss                             ---            ---           ---    (6,821,000)
  Exercise of stock options          4,254          1,000        20,000           ---
                                ----------     ----------   -----------   -----------

BALANCES, as of
 September 30, 1994              6,960,821     $1,740,000   $69,202,000   $ 5,080,000
                                ----------     ----------   -----------   -----------


Notes to Consolidated Financial Statements
(1) Summary of significant accounting policies:

BASIS OF PRESENTATION -
     The consolidated financial statements of Oneita Industries, Inc. (the Company) include the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

CASH FLOWS -
     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were $4,234,000, $4,813,000 and 4,231,000 for fiscal 1994,
1993, and 1992, respectively. Cash payments for income taxes were $231,000, $784,000 and $4,766,000 in fiscal 1994, 1993, and 1992, respectively.

INVENTORIES -
     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The Company uses the last-in, first-out method for valuing most of its inventories with the balance valued on the first-in, first-out method. No significant change would result if the Company valued its entire inventory using the first-in, first-out method. Inventories are comprised of the following:


                                                   September 30,
                                          1994                     1993
                                          ----                     ----


Finished goods                           $ 31,754,000            $ 47,626,000
Work in process                            10,249,000              11,807,000
Raw materials and supplies                  2,717,000               3,653,000
                                         ------------            ------------
                                         $ 44,720,000            $ 63,086,000


PROPERTY, PLANT AND EQUIPMENT -
Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets and over the term of the lease for assets in use under capital leases. Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

Property, plant and equipment consists of the following:

                                                      September 30,
                                             1994                    1993
                                             ----                    ----

Land, buildings and building
  improvements                             $11,965,000           $12,785,000
Machinery and equipment                     26,385,000            23,743,000
Leasehold improvements                       2,467,000             2,947,000
                                           -----------           -----------
                                            40,817,000            39,475,000
Less-accumulated depreciation
  and amortization                          14,347,000            11,526,000
                                           -----------           -----------
                                            26,470,000            27,949,000

Leased property and equipment under
capital leases less accumulated
amortization of $8,419,000 at
September 30, 1994 and $7,459,000
at September 30, 1993                        3,965,000             4,926,000
                                           -----------           -----------
                                           $30,435,000           $32,875,000


     Fourth quarter results for 1994 include a non-cash pretax charge of $3,136,000 (included in the restructuring charge discussed in Note 6) related to asset write-downs and write-offs. Certain assets were evaluated and the net book value of these assets was adjusted to the estimated fair market value.
     Maintenance and repairs related to the Company s property, plant and equipment amounted to $2,473,000, $1,975,000 and $2,080,000 for the years ended September 30, 1994, 1993 and 1992, respectively.

GOODWILL -
     During 1994, the Company changed its accounting method for evaluating the impairment of intangible assets from a recoverability through future operations method to a fair value method.
     As a result of this change, the Company has written-off $6,651,000 of goodwill during the fourth quarter ended September 30, 1994.
     Goodwill at September 30, 1994 and 1993 include costs in excess of net assets acquired of $435,000 and $7,300,000 respectively, which is net of accumulated amortization of $89,000 and $1,900,000, respectively. The goodwill is being amortized on a straight-line basis over 40 years.

INCOME TAXES -
     Income tax expense is based on reported income adjusted for differences that do not enter into the computation of taxes payable under applicable tax laws. Deferred income taxes are provided for timing differences between book and taxable income. The primary components of deferred taxes result from the differences in the reporting of depreciation, inventory valuation and accruals not currently deductible.
      The following table summarizes the provision for federal and state taxes on income:


                                        Years Ended September 30,
                                 1994               1993               1992
                                 ----               ----               ----


Current:
  Federal                       $1,129,000         $(1,703,000)     $4,264,000
  State                              8,000            (227,000)        679,000
                                ----------         ------------     ----------
                                 1,137,000          (1,930,000)      4,943,000

Deferred:
  Federal                       (1,110,000)            298,000         405,000
  State                                  0                   0               0
                                ----------         ------------     ----------
                                (1,110,000)            298,000         405,000
                                ----------         ------------     ----------
Total tax provision             $   27,000         $(1,632,000)     $5,348,000


The effective income tax rate differs from the United States federal statutory rate as follows:


                                                     Years Ended
                                                     September 30,
                                          1994          1993          1992
                                          ----          ----          ----
United States federal statutory
  rate (benefit)                         (35.0%)         (34.8%)      34.0%
State and local income taxes              (0.1)           (3.3)        3.4
Goodwill amortization. . . .              35.2             1.8         0.6
Differences between book and
tax basis of assets acquired                -             (0.2)        1.9
Other. . . . . . . . . . . .               0.3             1.1         0.7
                                         -------         -------      -----
                                           0.4%          (35.4%)      40.6%


Notes to Consolidated Financial Statements

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of September 30, 1994 are as follows:


                                         Deferred tax           Deferred tax
                                            Assets               Liabilities
                                         ------------           ------------

Depreciation and amortization            $       ---            $2,289,000
Benefit plans                              1,101,000                   ---
Asset revaluations                               ---              (959,000)
Inventory capitalization/LIFO               (650,000)                  ---
Other                                         38,000               910,000
                                         -----------            ----------
                                         $   489,000            $2,240,000


     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which had no material effect on the Company s reported financial position or results of operations.

EARNINGS PER SHARE -
     Net income per share is calculated using the weighted average number of shares of Common Stock outstanding during each period, adjusted to reflect the dilutive effect of shares issuable for stock options and warrants.

RECLASSIFICATION -
     Certain prior year amounts have been reclassified in order to conform to the current year s presentation.

(2)  Accrued Liabilities:
     At September 30, 1994 and 1993 accrued liabilities included $1,521,000 and $1,074,000, respectively, for payroll and $1,110,000 and $1,212,000, respectively, for interest, and $901,000 and $1,373,000, respectively, for accrued restructuring costs.

(3) Long-term debt and capital lease obligations:


                                                      September 30,
                                               1994                  1993
                                               ----                  ----

Long-term debt
 Notes payable to banks                   $         0           $25,000,000
 Senior promissory notes                   13,846,000            16,923,000
 Land and building mortgages                  921,000               944,000
 Capital leases
  Industrial development
   bonds                                    7,050,000             8,556,000
   Other                                      693,000               740,000
                                         ------------          ------------
                                           22,510,000            52,163,000
                                         ------------          ------------
   Less current portion                     5,377,000             4,935,000
                                         ------------          ------------
                                          $17,133,000           $47,228,000


     In March 1993, the Company borrowed $25,000,000 pursuant to a seven-year loan agreement with two of its banks. The maximum amount available under the agreement is $25,000,000 through February 1997 with annual reductions through February 2000. Interest is charged under variable rate options which approximate the bank s prime rate. The loan agreement contains certain financial covenant and ratio requirements such as minimum working capital and net worth and debt to equity and debt coverage as defined. As of September 30, 1994, there were no outstanding borrowings against this loan agreement.
     In December 1988, the Company entered into a $20,000,000 loan agreement with an institutional lender which provides for interest at a fixed rate of 10.84%. The principal is due in semi-annual payments of $1,538,500. The loan agreement contains certain financial ratio and covenant requirements such as minimum working capital, debt to equity and debt coverage, as defined, and stock redemptions and dividend limitations. At October 1, 1994, approximately $3,000,000 was available for cash redemptions and dividends on the Company s Common Stock.
     The following are maturities of long-term debt outstanding at September 30, 1994 for each of the succeeding five years:



         1995       . . . . . . . . . . . .    $3,806,000
         1996       . . . . . . . . . . . .    $3,215,000
         1997       . . . . . . . . . . . .    $3,081,000
         1998       . . . . . . . . . . . .    $3,081,000
         1999       . . . . . . . . . . . .    $1,544,000


     In October 1989, the Company entered into a $10,000,000 capital lease obligation with the Industrial Development Board of the City of Fayette, Alabama through whom industrial development revenue bonds were issued. The bonds bear interest and fees at a fixed rate of 8.2% per year. The principal is due in quarterly payments of $312,500. Proceeds from the issuance of the bonds are restricted for the related capital expansion program and $2,342,000 of such proceeds are available at September 30, 1994.

     Future minimum payments under capital lease obligations consist of the following at September 30, 1994:



         1995                . . . . . . . . . . . .    $2,143,000
         1996                . . . . . . . . . . . .     1,966,000
         1997                . . . . . . . . . . . .     1,871,000
         1998                . . . . . . . . . . . .     1,628,000
         1999                . . . . . . . . . . . .     1,435,000
         Later year          . . . . . . . . . . . .       455,000
         Total minimum lease
          payments           . . . . . . . . . . . .     9,498,000
         Less amount representing
          interest           . . . . . . . . . . . .     1,755,000
                                                        ----------
         Present value of net
         minimum lease payments
         (including current portion
         of $1,571,000)      . . .. . . . . . . . . .   $7,743,000
                                                        ----------

     The Company has a factoring agreement under which certain of its accounts receivable are sold to the factor without recourse. The Company draws advances on the sold accounts and pays interest at the prime rate for these advances.
     The Company has bank lines of credit of $27,500,000 which currently provide for interest at below the prime rate. During fiscal 1994, 1993 and 1992, the maximum amount of short-term borrowings outstanding was $10,000,000, $38,000,000 and $23,000,000, the average amount outstanding was


$2,334,000, $16,055,000 and $10,836,000, respectively, and the weighted average interest rate was 5.2%, 4.9%, and 6.3%, respectively. Average amounts outstanding were determined by using daily balances and the weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.

     (4)  Stock options and warrants:
     The Company has an Incentive Stock Option Plan (the Option Plan ), which was approved by the shareholders in 1988, under which 514,652 shares of Common Stock have been reserved for grants to directors, officers and key employees. The prices for the shares covered by each option will not be less than 100% of the fair market value at date of grant. Options expire five years from the date of grant and become exercisable in installments as determined by the Board of Directors commencing one year after date of grant.
No charges or credits to income are made with regard to options granted under the Option Plan.
     Transactions under the Option Plan are as follows:



                                           Number            Option
                                           of  Shares         Price
                                           ----------        ------

Outstanding at
 September 30, 1992                        247,135           $4.94 to $15.24
 Exercised                                (102,641)          $4.94 to $9.15
 Terminated                               ( 28,549)          $6.26 to $9.15
                                          ---------
Outstanding at
 September 30, 1993                        115,945           $4.94 to $15.24
 Granted                                   102,400           $6.625 to $7.50
 Exercised                                  (4,254)                    $4.94
 Terminated                                (85,732)          $7.20 to $15.24
                                           --------
Outstanding at
 September 30, 1994                        128,359           $6.26 to $9.15
                                           --------


     The outstanding options expire at various dates through 1999. At September 30, 1994 options for 28,559 shares are exercisable at $6.26 to $9.15 per share and there are 189,875 options available for grant.
     In 1990, the Company's shareholders approved a Non-Qualified Stock Option Plan under which 453,876 shares of Common Stock have been reserved for grants. Options expire five years after date of grant and become exercisable in installments as determined by the Board of Directors.

     Transactions under the Non-Qualified Stock Option Plan are as follows:


                                          Number             Option
                                          of  Shares         Price
                                          ----------         ------
Outstanding at
 September 30, 1992                       239,651            $6.26 to $15.36
 Granted                                   15,750                     $13.45
 Exercised                                (20,246)           $6.26 to $ 9.15
 Terminated                                (5,622)           $6.26 to $15.36
                                          --------
Outstanding at
 September 30, 1993                       229,533            $6.26 to $15.36
 Granted                                  114,900            $6.625 to $8.375
 Terminated                              (170,240)           $6.625 to $15.36
                                         ---------
Outstanding at
 September 30, 1994                       174,193            $6.26 to $15.36
                                         ---------

     The outstanding options expire at various dates through 1999.  At
September 30,1994, options for 57,893 shares are exercisable at $6.26 to
$15.36 per share and there are 241,265 options available for grant.
     In February 1994, the Board of Directors approved the Outside Directors
Stock Option Plan for Oneita Industries, Inc. (the  Directors Plan ) under which 60,000 shares of Common Stock have been reserved for grants to outside directors.  The Directors Plan provides for automatic annual grants of 2,000 options to each outside director except for the initial 3,500 options granted to each outside director.  The price for the shares covered by each option will not be less than 100% of the fair market value at the date of grant.
Options expire five years from the date of the grant and become exercisable after the first anniversary of the grant except no options may be exercised until the shareholders of the Company have approved the Directors Plan.
     In February 1994, the Restricted Management Stock Bonus Plan (the Bonus
Plan ) was cancelled by the Board of Directors.  No shares were issued under the Bonus Plan.
(5)  Instrument Systems Corporation (ISC):
     In October 1993, Instrument Systems Corporation ( ISC ) sold its 25%
holding of Oneita Industries, Inc.
stock.
(6)  Consolidation and Restructuring charges:
     The operating results for the year ended September 30, 1994 reflect a pretax charge of $4,080,000 for the write-down of facilities to their fair market value that the Company intends to sell or abandon after usable machinery and equipment is redeployed and the transitional costs related to the reorganization of certain administrative functions.
     The operating results for the year ended September 30, 1993 reflect a pretax charge of $7,500,000 to streamline and consolidate the Company's manufacturing operations.  The charge reflects the costs of equipment relocation, staff reductions and retraining and transitional employee salaries and benefits.
(7)  Line of business:
     The Company operates in one business segment   the manufacture and sale
of apparel products such as activewear and infantswear.  Sales to one customer were 16.2%, 13.9% and 14.2% of net sales in the years 1994, 1993 and 1992, respectively.  Sales to another customer amounted to 10.5% of net sales in 1994.  The Company has incurred advertising expenses of $2,500,000,
$1,800,000 and $1,500,000 for the years ended September 30, 1994, 1993 and
1992, respectively.
(8)  Commitments:
     The Company and its subsidiaries rent real property and equipment under operating leases expiring at various dates.  Most of the real property leases have escalation clauses relating to increases in real property taxes.
     Future minimum payments under noncancelable operating leases consisted of the following at September 30, 1994:




         1995                                    $ 4,597,000
         1996                                      3,687,000
         1997                                      2,535,000
         1998                                      1,598,000
         1999                                      1,242,000
         Later years                                 729,000
                                                ------------
                                                 $14,388,000
                                                ------------


     Rent expense for all operating leases was $6,549,000, $5,968,000 and $4,678,000 for the years ended September 30, 1994, 1993 and 1992, respectively.
     The Company commits to acquire its yarn requirements by contracts covering one to two years. As of September 30, 1994, the Company has outstanding commitments of approximately $46,000,000 to acquire yarn. These contracts expire at various dates through 1995.
     Two officers of the Company have employment agreements for terms ending in 1997. The agreements provide for salary and, under certain conditions, incentive bonuses. The agreements also provide that in the event there is a change in the control of the Company, as defined therein, the officers have the option to terminate the agreements and receive a lump sum payment based upon the compensation paid during the last fiscal year prior to exercising this right. As of September 30, 1994, the amount payable in the event of such termination would be approximately $1,512,000.

                   ------------------------------------------

Notes to Consolidated Financial Statements

(9)  Quarterly financial information (unaudited):


                                                  Quarter Ended
                               Sept. 30,     June 30,      March 31,     Dec. 31,
                                 1994          1994          1994         1993
                                 ----          ----          ----         ----

Net sales                     $53,890,000   $61,165,000   $44,179,000   $34,225,000

Gross profit                    8,497,000     6,705,000     6,663,000     5,543,000

Net income (loss)              (7,984,000)      483,000       327,000       353,000

Net income (loss) per share        $(1.14)         $.07          $.05          $.05



                                                 Quarter Ended
                                Sept. 30,    June 30,      March 31,     Dec. 31,
                                  1994         1994          1994          1993
                                  ----         ----          ----          ----

Net sales                     $41,403,000  $46,447,000   $45,469,000   $44,291,000

Gross profit                    5,199,000    4,557,000     8,345,000     6,733,000

Net income (loss)                 357,000   (5,524,000)    1,161,000     1,029,000

Net income (loss) per share          $.05        $(.80)         $.17          $.15


Net income (loss) per share amounts are computed independently for each of the quarters presented, on the basis described in Note 1. The sum of the quarters may not be equal to the full year net income (loss) per share amounts.

Net loss for the third quarter of fiscal 1993 included an after-tax loss of $4,700,000 for a restructuring charge as described in Note 6.

Net loss for the fourth quarter of fiscal 1994 included an after-tax loss of $2,519,000 for a restructuring charge and $6,651,000 for goodwill write-off as described in Note 6 and Note 1, respectively.



Schedule V

ONEITA INDUSTRIES, INC. AND SUBSIDIARIES   PROPERTY, PLANT AND EQUIPMENT
For The Years Ended September 30, 1994, 1993 and 1992



                       Balance at                                              Balance at
                       Beginning     Additions     Retirements   Other           End
                       of  Year       at Cost      or Sales      Changes         of Year
                       ----------    ---------     -----------   -------        -------


For the Year Ended
September 30, 1994

Land                  $   663,000    $   52,000    $         0   $        0     $   715,000
Buildings and
 Improvements          16,132,000       193,000       (610,000)  (1,073,000)(a)    14,642,000
Machinery and
 Equipment             32,017,000     4,939,000       (494,000)  (1,666,000)(a)    34,796,000
Other(b)                3,048,000             0              0            0         3,048,000
                      -----------    ----------    -----------   -----------      -----------

 Total                $51,860,000    $5,184,000     $(1,104,000) $ (2,739,000)    $53,201,000
                      -----------    -----------    -----------  -------------    -----------

For the Year Ended
September 30, 1993

Land                  $   679,000    $        0     $  (16,000)  $          0     $   663,000
Buildings and
 Improvements          14,628,000     1,885,000       (381,000)             0      16,132,000
Machinery and
 Equipment             26,818,000     5,304,000       (105,000)             0      32,017,000
Other(b)                3,203,000       101,000       (256,000)             0       3,048,000
                      -----------    ----------    -----------   ------------     -----------

 Total                $45,328,000    $7,290,000     $ (758,000)   $         0     $51,860,000
                      -----------    ----------     ----------    -----------     -----------

For the Year Ended
September 30, 1992

Land                  $   643,000    $   36,000     $        0    $         0     $   679,000
Buildings and
 Improvements          13,538,000     1,090,000              0              0      14,628,000
Machinery and
 Equipment             20,471,000     7,014,000       (667,000)             0      26,818,000
Other(b)                3,564,000       185,000       (546,000)             0       3,203,000
                      -----------    ----------    -----------    -----------     -----------
                      $38,216,000    $8,325,000     $(1,213,000)  $         0     $45,328,000
                      -----------    ----------     ------------  ------------    -----------

[FN]

(a) Represents writedown to estimated fair market value of assets to be available for sale.
(b)  Construction in progress.


       F12

Schedule VI

ONEITA INDUSTRIES, INC. AND SUBSIDIARIES - ACCUMULATED DEPRECIATION For The Years Ended September 30, 1994, 1993 And 1992


                      Balance at                                            Balance at
                      Beginning                  Retirements   Other           End
                      of Year      Additions     or Sales      Changes        of Year
                      ----------   ---------     -----------   -------      -----------

For the Year Ended
September 30, 1994

Land                 $         0  $        0    $        0    $        0   $         0
Buildings and
 Improvements           8,479,000   1,537,000      (213,000)           0     9,803,000
Machinery and
 Equipment             10,506,000   2,875,000      (418,000)           0    12,963,000
Other                           0           0             0            0             0
                     ------------  ----------   -----------   ----------   -----------
 Total                $18,985,000  $4,412,000     $(631,000)  $        0   $22,766,000
                     ------------  ----------   -----------   ----------   -----------

For the Year Ended
September 30, 1993

Land                 $          0  $        0  $          0   $        0   $         0
Buildings and
 Improvements           7,100,000   1,458,000       (79,000)           0     8,479,000
Machinery and
 Equipment              8,204,000   2,407,000      (105,000)           0    10,506,000
Other                           0           0                          0             0
                      -----------  ----------   -----------   ----------    ----------
 Total                $15,304,000  $3,865,000   $  (184,000)  $        0   $18,985,000
                      -----------  ----------   -----------   ----------   -----------
For the Year Ended
September 30, 1992

Land                  $         0  $        0   $         0   $        0   $         0
Buildings and
Improvements            5,879,000   1,221,000             0            0     7,100,000
Machinery and
Equipment               6,298,000   2,489,000      (583,000)           0     8,204,000
Other                           0           0             0            0             0
                      -----------   ----------  -----------   ----------    ----------
                      $12,177,000  $3,710,000     ($583,000)  $        0   $15,304,000
                      -----------  ----------   -----------   ----------   -----------

       F13

Schedule VIII

ONEITA INDUSTRIES, INC. AND SUBSIDIARIES - VALUATION AND
Qualifying Accounts
For The Years Ended September 30, 1994, 1993 And 1992


                                     Additions
                                      Charged
                       Balance at   (Credited) to                    Balance
                       Beginning     Costs and       Deductions     at End of
Description            of  Period     Expenses      (Recoveries)      Period
                       ----------   -------------   ------------     --------


For the Year Ended
September 30, 1994:
 Allowance for
 doubtful accounts     $1,024,000    $(30,000)       $(12,000)       $1,006,000

For the Year Ended
September 30, 1993:
 Allowance for
 doubtful accounts      1,131,000     106,000         213,000         1,024,000

For the Year Ended
September 30, 1992:
 Allowance for
 doubtful accounts        879,000     400,000         148,000         1,131,000


                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549





                       ONEITA INDUSTRIES, INC.





                              Form 10K/A




                      E X H I B I T    I N D E X



                                                Page No. in
                                                 Sequential
Exhibit                                     Numbering of all Pages,
Number      Exhibit Description               including Exhibit
- -------     -------------------            -----------------------
Pages
- -----

3.1 Certificate of Incorporation (Exhibit 3(a) of Form S-1 Registration Statement No. 33-16972)
3.2 By-Laws as amended (Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1994)
4.1 Factoring Agreement dated April 1, 1979, as amended, between Registrant and a lending institution Exhibit 4(b) of Form S-1 Registration Statement No. 33-16972)
10.1 Stock Option Plan (Exhibit 10(a) of Form S-1 Registration Statement No. 33-16972)
10.2        1989 Non-Qualified Stock Option Plan (Exhibit 10.2 of
            Annual Report on Form 10-K for the year ended
            September 30, 1990)
10.3 Lease Agreement dated as of October 1, 1987, between the Registrant and Instrument Systems Corporation (Exhibit 10(d) of Form S-1 Registration Statement No. 33-16972)
10.4        Employment Agreement between the Registrant and Herbert J.
            Fleming, as amended (Exhibit 10.2 of Current Report on
            Form 8-K dated January 1, 1994)
10.5 Employment Agreement between Registrant and J. Roger Holland (Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 1994)
10.6 Variable Amount of Grid Note Agreement dated March 31, 1994, between Registrant and First Union National Bank of South Carolina (Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 1994)
10.7 Promissory Note dated September 30, 1994, between Registrant and National Westminster Bank, USA

10.8        Single Payment Note dated February 28, 1994, between Registrant and Trust Company ank (Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1994)
10.9        Equipment Lease Agreement dated as of May 16, 1988, between
            Registrant and NEMLC Leasing Associates No. 3 (Exhibit 10(k) of
            Form S-1 Registration Statement No. 33-22488) amended as of
            December 1, 1988, and May 19, 1989 (Exhibit 10.11 of Annual
            Report on Form 10-K for the year ended September 30, 1990)
10.10       Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender (Exhibit 10.10 of Annual Report on
            Form 10-K for the year ended September 30, 1988)
10.11       License Agreement dated October 24, 1988, between Registrant and Health-tex, Inc. (Exhibit 10(k) of Form S-1 Registration
            Statement No. 33-30810)
10.12       Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (Exhibit 10.12 of Annual
            Report on Form 10-K for the year ended September 30, 1989)
10.13       Lease Agreement dated as of October 1, 1989, between the
            Registrant and the Industrial Development Board of the City of
            Fayette, Alabama (Exhibit 10.13 of the Annual Report on Form 10-K
            for the year ended September 30, 1989)
10.14       Guaranty Agreement dated as of October 1, 1989, between the
            Registrant and Trust Company Bank (Exhibit 10.14 of Annual
            Report on Form 10-K for the year ended September 30, 1989)
10.15       Form of Indemnification Agreement between Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)
10.16       License Agreement dated as of February 1, 1991, between
            Registrant and Henson Associates, Inc. (Exhibit 10.18 of Form S-2
            Registration Statement No. 33-46119)
10.17       Loan Agreement dated as of March 26, 1993, between Registrant and National Westminster Bank, USA and Trust Company Bank
            (Exhibit 10.18 of Annual Report on Form 10-K for the year ended
            September 30, 1993)
10.18       Amendment to Loan Agreement dated March 26, 1993 between
            Registrant and National Westminster Bank and Trust Company
            (Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 1994)
10.19       License Agreement dated as of August 31, 1993, between Registrant and Kessler Marketing Group, Inc. (Exhibit 10.19 of Annual
            Report on Form 10-K for the year ended September 30, 1993)
10.20       Modification to Management Services Contract dated February 5,
            1993 (Exhibit 28 to Current Report on Form 8-K dated January 1,
            1993)
10.21       Registration Rights Letter Agreement between Gintel & Co. Limited
            Partnership (Exhibit 10 to Current Report on Form 8-K dated
            October 6, 1993)
10.22       Letter Agreement dated October 5, 1993, between Gintel & Co.
            Limited Partnership and Instrument Systems Corporation
            (Exhibit 2 to Current Report on Form 8-K dated October 6, 1993)
10.23       Amendment to Lease Agreement dated as of October 1, 1987,
            between Registrant and Instrument Systems Corporation
            (Exhibit 10.24 of Annual Report on Form 10-K for the year ended
            September 30, 1993)
11          Computation of Earnings Per Share*
18          Letter re change in accounting principles*

22 The following lists the Company s significant subsidiaries, all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary have been omitted.
              Name of Subsidiary      Jurisdiction of Incorporation
              ------------------      -----------------------------
              Oneita-Kinston Corp.    North Carolina
              Strathleven Limited     Jamaica
              Oneita Mexicana S.A.
               de C.V.                Chihuaha, Mexico
23         Consent of Arthur Andersen LLP*
28         Additional Exhibit

[FN]
- --------------------
*   Filed herewith