Form 10-Q/A
period 1994-12-31
ONEITA INDUSTRIES INC
filed 1995-03-08
CIK 820957

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, S.C.  20549



                                 FORM 10-Q/A


( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994
                                       OR
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   1-9734

                             ONEITA INDUSTRIES, INC.
           Exact name of registrant as specified in its charter)

            DELAWARE
           57-0351045
(State or other jurisdiction of
(I.R.S. Employer incorporation or
organization Identification No.)

4130 FABER PLACE DRIVE, SUITE 200,
CHARLESTON, SC                                          29405
(Address of principal executive offices)             (Zip Code)

(803) 529 - 5225
(Registrant s telephone number, including area code)

CONIFER STREET, ANDREWS, SOUTH CAROLINA                  29510
(Former name, former address and former fiscal year,
if changed since last report.)                       (Zip Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.

                        X      Yes                   No

     Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.
6,941,321 shares of Common Stock as of January 31, 1995.

                                 FORM 10-Q/A

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

     Condensed Consolidated Balance Sheets at
     December 31, 1994 and September 30, 1994                 3

     Condensed Consolidated Statements of Income for the
     Three Months Ended December 31, 1994 and 1993            5

     Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended December 31, 1994 and 1993        6

     Notes to Condensed Consolidated Financial Statements     7

     Management s Discussion and Analysis of Financial
     Condition and Results of Operation                       8


PART II - OTHER INFORMATION

      Item 1:   Legal Proceedings                             9

      Item 2:   Changes in Securities                         9

      Item 3:   Defaults upon Senior Securities               9

      Item 4:   Submission of Matters to a Vote of Security
                Holders                                       9

      Item 5:    Other Information                            9

      Item 6:    Exhibits and Reports on Form 8-K             9

      Signature                                              10


                ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)


                                           December 31,   September 30,
                                              1994            1994
                                           (Unaudited)       (Note 1)

ASSETS

CURRENT ASSETS:

     Cash                                   $  1,832        $   967

     Accounts receivable, less
       allowance for doubtful accounts        29,833         35,757

     Inventories (Note 2)                     55,492         44,720

     Prepaid expenses and other
          current assets                       3,428          4,963
                                            ---------       --------

          Total current assets                90,585         86,407
                                            ---------       --------

PROPERTY, PLANT AND EQUIPMENT,
     at cost, less accumulated
     depreciation and amortization            31,330         30,435

FUNDS RESTRICTED FOR CAPITAL PROJECTS          2,416          2,342

OTHER ASSETS                                   1,661          1,733
                                             --------        -------

                                            $125,992       $120,917
                                            --------       --------

See notes to condensed consolidated financial statements

              ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share data)

                                            December 31,   September 30,
                                                1994           1994
                                            (Unaudited)      (Note 1)

LIABILITIES AND SHAREHOLDERS  EQUITY

CURRENT LIABILITIES:
     Notes payable                         $ 5,000         $    -

     Current portion of long term debt
       and capital leases                    5,382           5,377
     Accounts payable                       10,179          10,485
     Accrued liabilities                    10,748           9,660
                                           -------          -------

     Total current liabilities              31,309          25,522

LONG-TERM DEBT AND CAPITAL
   LEASE OBLIGATIONS                        15,188          17,133

DEFERRED INCOME TAXES                        2,293           2,240

SHAREHOLDERS  EQUITY:
    Preferred Stock, Series I, par
     value $1.00 per share, 2,000,000
     shares authorized, none issued              -               -
    Common Stock, $.25 par value,
     15,000,000 shares authorized,
     6,960,821 shares issued and
     outstanding at December 31, 1994
     and September 30, 1994                  1,740           1,740

    Other shareholders  equity              75,462          74,282
                                          --------        --------

                                          $125,992        $120,917
                                          --------        --------

See notes to condensed consolidated financial statements.

                ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)
                  (In thousands, except per share data)


                                        THREE MONTHS ENDED DECEMBER 31,
                                             1994           1993


Net sales                                  $ 40,106         $34,225

Cost of sales                                32,242          28,682
                                           --------        --------

     Gross profit                             7,864          5,543

Selling, general and administrative
   expenses                                   5,049          4,039

    Income from operations                    2,815          1,504

Interest expense, net of interest
   income of $128 in 1994 and $67
   in 1993                                     (519)          (916)
                                            --------       --------

    Income before provision for
      income taxes                            2,296            588

Provision for income taxes                      918            235
                                            --------       --------

     Net income                             $ 1,378        $   353
                                            --------       --------

     Net income per share (Note 3)          $   .20        $   .05
                                            --------       --------

See notes to condensed consolidated financial statements.

               ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          (In thousands)


                                        THREE MONTHS ENDED DECEMBER 31,
                                             1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                            $ 1,378           $  353
     Adjustments to reconcile net income
     to net cash provided by (used in)
       operating activities:
     Depreciation and amortization           1,359            1,247
     Provision for losses on accounts
       receivable                              150                -
     Increase in deferred income taxes          53              207
     Other                                       -              (48)
     Change in assets and liabilities       (2,176)          (3,342)
                                           --------         --------

       Net cash provided by (used in)
        operating activities                   764           (1,583)
                                           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of property, plant and
        equipment                           (2,215)          (2,423)
     (Increase) decrease in equipment
      lease deposits                          (472)             504
     Proceeds from sale of property, plant
       and equipment                             -              110
                                           --------         --------
        Net cash used in investing
        activities                          (2,687)          (1,809)
                                           --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term borrowings                   5,000                -
     Purchase of treasury shares              (198)               -
     Sale of common stock                        -               21
     Increase in funds restricted
      for capital projects                     (74)             (47)
     Payment of long-term debt and
      capital lease obligations             (1,940)          (1,848)

       Net cash provided by (used in)
       financing activities                  2,788           (1,874)

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     865           (5,266)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                      967            6,716
                                           -------           -------

CASH AT END OF PERIOD                       $1,832           $1,450
                                           -------           -------

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

(2)  Inventories  -

     Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following:


                                       December 31,         September 30,
                                          1994                  1994

     Finished goods                   $39,424                $31,754
     Work in process                   11,785                 10,249
     Raw materials and supplies         4,283                  2,717
                                      -------                -------
                                      $55,492                $44,720
                                      -------                -------

(3)  Net Income Per Share   -

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



          Exhibit 27- Financial Data Schedules

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ONEITA INDUSTRIES, INC.

                                          By:/s/ Herbert J. Fleming
                                            -----------------------
                                            Herbert J. Fleming
                                            President


                                         By:/s/ James L. Ford
                                            -----------------------
                                            James L. Ford
                                            Executive Vice-President of
                                            Finance and Chief Financial
                                            Officer


Date:  March 8, 1995

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ONEITA INDUSTRIES, INC.

                                  FORM 10Q/A

                                EXHIBIT INDEX

Exhibit
Number             Exhibit Description
- -------            -------------------

27                 Financial Data Schedule