Form 10-K/A
period 1994-09-30
ONEITA INDUSTRIES INC
filed 1995-03-21
CIK 820957

  SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549
  ----------------------------------------------------------

  FORM 10-K/A

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended September 30, 1994
       or
  ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
  ----------------------------------------------------------

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

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of November 30, 1994 was approximately $40,906,028.
      The number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 1994 was 6,960,821 shares.
        Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                   PART I
                      --------------------------------

 Item One - Business

     Oneita Industries, Inc. (the Company or Oneita ) manufactures and markets high quality activewear and infantswear. Oneita s activewear includes T-shirts and sweatshirts for screen printing sold under the Oneita Power-T , Oneita Power/50 Plus and Oneita Power-Sweats brand names. The Company estimates that it is the fourth largest manufacturer of imprinted T-shirts in the United States. Oneita s infantswear includes layette and playwear sold under brand names, including Soupcon , Oneita s Kids, Health-tex Layette Collection and under private label. These products are marketed to the imprinted sportswear industry through the Company's
Activewear Division and to major retailers through the Company s  Retail
Division.
     Since 1987, Oneita has achieved substantial growth by building a brand name activewear and infantswear business with a high quality image. As a result of realigning its product mix to concentrate on these higher margin products, the Company's net sales of activewear increased from $37.4 million in 1987 to $156.1 million in 1992, $141.1 million in 1993 and $156.4 million in 1994
(a compound annual growth rate of approximately 22.7%) and net sales of infantswear increased from $14.2 million in 1987 to $47.4 million in 1992, $36.3 million in 1993 and $36.4 million in 1994 (a compound annual growth rate of approximately 14.4%).
     Oneita expanded its activewear products by introducing sweatshirts in 1991 under the Oneita Power-Sweats label. Sweatshirts accounted for approximately $11.2 million of the activewear sales in 1993 and $17.7 million of the activewear sales for 1994. In infantswear, Oneita has focused on developing a variety of brand name products, each targeted at specific retail markets, including department stores, chain stores and mass merchandisers.

PRODUCTS
     Activewear. Oneita manufactures and markets T-shirts and sweatshirts for the imprinted sportswear industry. Screen printing consists of imprinting designs, patterns or letters ranging from simple lettering to complex color patterns on apparel. Oneita's T-shirts, in management's opinion, are of high quality because they are heavy in weight, have fuller cut specifications and long-lasting construction features such as shoulder-to-shoulder taping and a seamless tubular collar design.
     Oneita introduced sweatshirts in 1991 to its activewear line under the Oneita Power-Sweats label. The company sells sweatshirts to the same customers to whom it sells T-shirts and believes that its ability to do so may result in stronger relationships with such customers and the addition of new customers for both T-shirts and sweatshirts. Historically, Oneita's business has been seasonal with respect to T-shirt sales to the extent that approximately 50% of annual T-shirt sales have been in the March through July period. Sweatshirts provide a seasonal balance for Oneita since its customers tend to stock higher levels of T-shirts in the spring and summer months and higher levels of sweatshirts in the fall and winter months.
     The Company sells activewear through in-house salespersons to approximately 300 customers located throughout the United States, including
60 distributors and also to major screenprinters, which accounted for sales of $104.1 million and $27.0 million respectively in 1993, and $128.3 million and $22 million respectively in 1994. The Company also sells activewear to distributors in Europe, Canada and the Pacific Rim. Such sales accounted for approximately $5.7 million and $1.9 million of net sales in 1993 and 1994, respectively. The Company intends to expand its markets and geographic distribution by, among other things, increasing sales in these regions.
     Based upon an industry marketing study, the Company estimates that the T-shirt market exceeds $1.6 billion in sales annually and believes it is the fourth largest manufacturer of imprinted T-shirts in the United States. The market for T-shirts for the screen printing industry is very competitive and is based upon quality, service, price, availability of product and name recognition. Oneita s primary competitors, Fruit of the Loom, Inc., Russell Corporation and Hanes (a subsidiary of Sara Lee Corporation) are larger, have substantially greater resources and account for a majority of the T-shirt market. Oneita believes that it competes favorably in quality, price, customer service and availability of product. However, if the dominant T-shirt manufacturers increase their manufacturing capacity substantially or reduce prices, Oneita s sales may be adversely affected. Oneita s ability to compete may be adversely affected by an increase in yarn prices since, unlike certain of its competitors, Oneita does not spin its own yarn. Oneita believes that foreign competition does not have a material effect on the sale of activewear. During 1993,Oneita and certain of its competitors announced T-shirt price decreases. Oneita s announced net price decreases aggregated approximately
4% over 1993. In July 1994, Oneita and other competitors announced T-shirt price increases of approximately 4% over existing prices.

     During 1994, Oneita expanded its Power/50 Plus line (a premium T-shirt comprised of 60% cotton and 40% polyester), enhanced its PFD T-shirt collection (an all-cotton shirt that is re-dyed by customers) and also introduced a new T-shirt, the Power Rib-T.
     Infantswear. Historically, Oneita manufactured and sold private label cotton and cotton blend layette and playwear for infants and toddlers.
Layette is apparel for newborns, and playwear is apparel for infants and toddlers up to 35 months. In 1986, Oneita began to manufacture and market higher priced infantswear under its own brand name, Soupcon. In 1988, Oneita introduced toddlerswear. In 1993 and 1994, net sales of infantswear and toddlerswear under the Company s own brand names accounted for approximately 57% and 38%, respectively, of its total infantswear sales.
     Oneita has an exclusive license agreement with Health-tex, Inc. to manufacture and market the Health-tex lines of layette products in the United States and its territories. This license agreement has been renewed through September 1997 with three three-year extension options remaining. Oneita also has a license agreement to manufacture and market a layette line under the Mother Goose & Company trademark. This license agreement expires on March
30, 1997, subject to two three-year renewals, and requires certain minimum royalty payments. Pursuant to this license agreement, Oneita provides a layette line to Kmart, a leading retailer.
     Oneita sells its private label infantswear and its Health-tex products to substantially all of the major department store chains and its Soupcon products to higher priced department and specialty stores. ONEITA S KIDS products are sold primarily to chain stores and moderately priced retailers.
     Oneita has redirected its infantswear sales efforts by de-emphasizing small orders and higher priced playwear and concentrating on sales of layette and basic infantswear to larger customers, including mass merchandisers. The Company markets infantswear primarily through in-house salespeople. Oneita also displays its products at infantswear trade shows and advertises in trade magazines to maintain and improve brand name recognition.
     The infantswear market is highly competitive and consists of companies, including William H. Carter, Gerber Products Company and Oshkosh B Gosh, Inc. which are larger and have substantially greater market share and resources than the Company. The Company believes that it competes favorably with other manufacturers of private label products as well as with other manufacturers of high quality brand name infantswear on the basis of quality, service, price and availability of product.

MANUFACTURING
     The Company s historical strategy has been to increase cost efficiencies through operating its facilities at maximum capacity and, from time to time, using outside contractors to meet customer demand surges. In addition, the Company has an on-going program to upgrade its manufacturing equipment and add technologically advanced manufacturing equipment. Since 1989, the Company has added approximately $46 million of machinery and technologically advanced equipment. This program is intended to result in higher production levels and increased manufacturing efficiencies. In November 1994 the Company announced a $16,000,000 capital expenditure program that calls for expansion of its textile manufacturing facilities, including knitting, bleaching and dyeing.
     The Company s manufacturing operations consist of knitting, bleaching and dyeing, cutting and sewing and packaging. The Company s operations begin with raw yarns. The yarn is then knit into three basic fabric constructions (jersey, rib and interlock) from which the Company produces its products. The knitted fabric is attached in lots for bleaching or scoured for dyeing in a variety of both pressure and atmospheric vessels for color, consistency and quality. The fabric is then brought to finishing. The finishing operation sets the width and length and pre-shrinks the fabric. The finished fabric lots are then transported to a cutting operation which cuts specific garment parts such as sleeves, collars, cuffs and bodies for sewing. The cut parts are then sewn together in an assembly line. Various sewing threads, stitches, trims and colors are mixed and matched for desired styling. The finished garments are inspected, folded and packaged. Quality assurance systems are utilized in checking raw materials, in-process controls and finished products.
     In fiscal 1993, in connection with its restructuring program, the Company closed three manufacturing facilities. The Company s nine remaining manufacturing facilities are located in South Carolina, North Carolina, Alabama, Jamaica and Mexico. The facilities in Jamaica and Mexico are provided with cut fabric for T-shirts and are used for sewing operations.
In 1994, approximately 40% of the Company s T-shirts were sewn in Jamaica and Mexico.
     In December 1994, the Company announced the consolidation of Activewear distribution from five warehouse locations in South Carolina to one warehouse in Atlanta, Georgia. The consolidation, as well as new state of the art material handling equipment, is expected to reduce the costs of transporting goods to and from our sewing facilities, reduce the cost of transportation for our customers and reduce lead times.

SALES TO MAJOR CUSTOMERS
     Net sales to the Company's ten largest customers for the year ended September 30, 1994 accounted for approximately 52% of the Company s total sales for such period. Two customers, SanMar Corporation and California
Shirt Sales Inc., distributors of Activewear for screen printing, accounted for approximately 16% and 11%, respectively, of total net sales for 1994. Net sales to the Company s five largest activewear customers for 1994 accounted for approximately 40% of the Company s total net sales. Net sales to the Company s five largest infantswear customers for 1994 accounted for approximately 10% of the Company's total net sales.

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

RAW MATERIALS
     The principal raw materials used in the Company's products are cotton yarn and blend yarns. The bulk of this yarn is obtained from multiple suppliers within a 300-mile radius of the Company s fabric knitting plant. The prices of cotton yarn fluctuate from time to time. The Company has entered into supply contracts for cotton yarn, generally at fixed prices with various expiration dates through December 1995. As these contracts expire, the Company will be required to purchase cotton yarn at the current market prices which may be higher than current contract prices.
     Other raw materials, such as chemicals, dyes and packaging materials, are purchased on the open market. The sources and availability of these materials are believed to be adequate to meet present needs.

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

TRADEMARKS AND LICENSES
     The Company has registered the Oneita Power-T, Oneita Power/50 Plus, Soupcon , ONEITA'S KIDS , Oneita Power-Sweats trademarks and certain other trademarks. The expiration dates of these trademarks range from July 2006 to December 2008. The loss of certain of these trademarks would have a material adverse effect upon the Companys business.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
As of September 30, 1994, the executive officers of the Company were as follows:
                                       Served as
                                       Officer
  Name                Age     Since    Positions and Offices
  -----------------------------------------------------------

  Robert M. Gintel    66      1993     Chairman of the Board
  Albert Fried, Jr.   64      1994     Vice Chairman of the
                                        Board
  Herbert J. Fleming  48      1984     President
  Joe E. Brinson      46      1989     Executive Vice
                                        President-Operations
  James L. Ford       54      1994     Executive Vice
                                        President-Finance and
                                        Chief Financial
                                        Officer
  J. Roger Holland    54      1994     Executive Vic President
                                        -Sales and Marketing
  Mary-beth Boughton  52      1992     Vice President-
                                        Merchandising-Retail
  James O. Bowers     46      1987     Vice President-
                                        Strategic Planning
  William H. Boyd     47      1986     Vice President-
                                        Administration and
                                        Treasurer
  David W. Holtz      47      1988     Vice President-Retail
                                        Sales
  E. Franklin Impson,
   Jr.                36      1994     Vice President and
                                        Controller
  William K. King     35      1994     Vice President-Chief
                                        Information Officer
  Jackie S. Powers    58      1988     Vice President-
                                        Activewear Sales
  Edward I. Kramer    60      1986     Secretary

                        PART IV

  Item Fourteen - Exhibits, Financial Statement Schedules and Reports on Form 10-K
  (a)  Financial Statements:
       See Index to Consolidated Financial Statements and Schedules at page F-1.
  (b)  Reports on Form 8-K:
       No reports on Form 8-K were filed by Registrant in the last quarter of the year covered by this report.
  (c)  Exhibits:
       3.1 Certificate of Incorporation (Exhibit 3(a) of Form S-1 Registration Statement No. 33-16972)
       3.2 By-Laws as amended (Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1994)
       4.1 Factoring Agreement dated April 1, 1979, as amended, between Registrant and a lending institution (Exhibit 4(b) of Form S-1 Registration Statement No. 33-16972)
      10.1 Stock Option Plan (Exhibit 10(a) of Form S-1 Registration Statement No. 33-16972)
      10.2 1989 Non-Qualified Stock Option Plan (Exhibit 10.2 of Annual Report on Form 10-K for the year ended September 30, 1990)
      10.3 Lease Agreement dated as of October 1, 1987, between the Registrant and Instrument Systems Corporation (Exhibit 10(d) of Form S-1 Registration Statement No. 33-16972)
      10.4 Employment Agreement between the Registrant and Herbert J. Fleming, as amended (Exhibit 10.2 of Current Report on Form 8-K dated January 1, 1994)
      10.5  Employment Agreement between Registrant and J.Roger Holland
       (Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 1994)
      10.6  Variable Amount of Grid Note Agreement dated March 31, 1994, between Registrant and First Union National Bank of South Carolina
       (Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 1994)
      10.7 Promissory Note dated September 30, 1994, between Registrant and National Westminster Bank, USA
      10.8 Single Payment Note dated February 28, 1994, between Registrant and Trust Company Bank (Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1994)
      10.9 Equipment Lease Agreement dated as of May 16, 1988, between Registrant and NEMLC Leasing Associates No. 3 (Exhibit 10(k) of
       Form S-1 Registration Statement No. 33-22488) amended as of December
       1, 1988, and May 19, 1989 (Exhibit 10.11 of Annual Report on Form 10-K for the year ended September 30, 1990)
      10.10 Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1988)
      10.11 License Agreement dated October 24, 1988, between Registrant and Health-tex, Inc. (Exhibit 10(k) of Form S-1 Registration
       Statement No. 33-30810)
      10.12 Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (Exhibit 10.12 of Annual
       Report on Form 10-K for the year ended September 30, 1989)
      10.13 Lease Agreement dated as of October 1, 1989, between the Registrant and the Industrial Development Board of the City of Fayette, Alabama (Exhibit 10.13 of the Annual Report on Form 10-K for the year ended September 30, 1989)
      10.14 Guaranty Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (Exhibit 10.14 of Annual Report on Form 10-K for the year ended September 30, 1989)
      10.15 Form of Indemnification Agreement between Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)
      10.16 License Agreement dated as of February 1, 1991, between
       Registrant and Henson Associates, Inc. (Exhibit 10.18 of Form S-2 Registration Statement No. 33-46119)
      10.17 Loan Agreement dated as of March 26, 1993, between Registrant and National Westminster Bank, USA and Trust Company Bank (Exhibit 10.18
       of Annual Report on Form 10-K for the year ended September 30, 1993)
      10.18 Amendment to Loan Agreement dated March 26, 1993 between Registrant and National Westminster Bank and Trust Company (Exhibit
       10.6 of Form 10-Q for the quarter ended March  31, 1994)
      10.19 License Agreement dated as of August 31, 1993, between Registrant and Kessler Marketing Group, Inc. (Exhibit 10.19 of Annual Report on Form 10-K for the year ended September 30, 1993)
      10.20 Modification to Management Services Contract dated February 5,
       1993 (Exhibit 28 to Current Report on Form 8-K dated January 1, 1993)
      10.21 Registration Rights Letter Agreement between Gintel & Co. Limited
       Partnership (Exhibit 10 to Current Report on Form 8-K dated October
       6, 1993)

      10.22 Letter Agreement dated October 5, 1993, between Gintel & Co. Limited Partnership and Instrument Systems Corporation (Exhibit 2 to Current Report on Form 8-K dated October 6, 1993)
      10.23 Amendment to Lease Agreement dated as of October 1, 1987, between Registrant and Instrument Systems Corporation (Exhibit 10.24 of Annual Report on Form 10-K for the year ended September 30, 1993)
      11    Computation of Earnings Per Share
      18    Letter re change in accounting principles
      22    The following lists the Company s significant subsidiaries, all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary have been omitted.
             Name of Subsidiary       Jurisdiction of
                                       Incorporation
             Oneita-Kinston Corp.     North Carolina
             Strathleven Limited      Jamaica
             Oneita Mexicana S.A.
              de C.V.                 Chihuaha, Mexico
      23   Consent of Arthur Andersen LLP*
      28   Additional Exhibit
  -------------------------
       *     Filed herewith

The following undertakings are incorporated into the Company s Registration Statements on Form S-8 (Registration Statement No. 33-30575 and 33-34778) and Form S-3 (Registration Statement No. 33-70524).
      (a)  The undersigned Registrant hereby undertakes:
           (1) To file, during any period in which offers or sales are being made, a post-effective amendment to the registration statement;
           (i) To include any prospectus required by Section 10(a)(3) of the Securities Act of 1993;
           (ii) To reflect in the prospectus any fact or events arising after the effective date of the registration statement (or most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;
           (iii) To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;
Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8, and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the Registrant pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.
           (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of securities at that time shall be deemed to be the initial bona fide offering thereof.
           (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.
      (b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant s annual report pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934
           (and, where applicable, each filing of any employee benefit plan's annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at the time shall be deemed to be the initial bona fide offering thereof.

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

  Signatures
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 1995.

                                Oneita Industries, Inc.


                                By:/s/ Herbert J. Fleming
                                -------------------------
                                Herbert J. Fleming
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 20, 1995 by the following persons in the capacities indicated:

  Signatures                   Title

  /s/ Robert M. Gintel         Chairman of the Board
  ----------------------
  Robert M. Gintel

  /s/ Albert Fried, Jr.        Vice Chairman of the Board
  ----------------------
  Albert Fried, Jr.

  /s/ Herbert J. Fleming
  ----------------------       President and Director
  Herbert J. Fleming           (Principal Executive
                                Officer)

  /s/ James L. Ford
  ----------------------       Executive Vice President of
  James L. Ford                 Finance
                               (Principal Financial and
                                Accounting Officer)

  /s/ Meyer A. Gross           Director
  ----------------------
  Meyer A. Gross

                               Director
  ----------------------
  John G. Hudson

                               Director
  ----------------------
  H. Varnell Moore

                               Director
  ----------------------
  Lewis Rubin

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                          -----------------------

                          ONEITA INDUSTRIES, INC.

                          -----------------------

                               Form 10K/A

                          -----------------------

                          E X H I B I T    I N D E X

                          --------------------------

  Exhibit
  Number     Exhibit Description

  3.1 Certificate of Incorporation (Exhibit 3(a) of Form S-1 Registration Statement No. 33-16972)
  3.2 By-Laws as amended (Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1994)
  4.1 Factoring Agreement dated April 1, 1979, as amended, between Registrant and a lending institution Exhibit 4(b) of Form S-1 Registration Statement No. 33-16972)
  10.1 Stock Option Plan (Exhibit 10(a) of Form S-1 Registration Statement No. 33-16972)
  10.2 1989 Non-Qualified Stock Option Plan (Exhibit 10.2 of Annual Report on Form 10-K for the year ended September 30, 1990)
  10.3 Lease Agreement dated as of October 1, 1987, between the Registrant and Instrument Systems Corporation (Exhibit 10(d) of Form S-1 Registration Statement No. 33-16972)
  10.4 Employment Agreement between the Registrant and Herbert J. Fleming, as amended (Exhibit 10.2 of Current Report on Form 8-K dated January 1, 1994)
  10.5  Employment Agreement between Registrant and J. Roger Holland (Exhibit
        10.4 of Form 10-Q for the quarter ended March 31, 1994)
  10.6 Variable Amount of Grid Note Agreement dated March 31, 1994, between Registrant and First Union National Bank of South Carolina (Exhibit
        10.1 of Form 10-Q for the quarter ended March 31, 1994)
  10.7 Promissory Note dated September 30, 1994, between Registrant and National Westminster Bank, USA
  10.8 Single Payment Note dated February 28, 1994, between Registrant and Trust Company Bank (Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 1994)
  10.9 Equipment Lease Agreement dated as of May 16, 1988, between Registrant and NEMLC Leasing Associates No. 3 (Exhibit 10(k) of Form S-1 Registration Statement No. 33-22488) amended as of December 1, 1988, and May 19, 1989 (Exhibit 10.11 of Annual Report on Form 10-K for the year ended September 30, 1990)

  10.10 Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1988)
  10.11 License Agreement dated October 24, 1988, between Registrant and Health-tex, Inc. (Exhibit 10(k) of Form S-1 Registration Statement
        No. 33-30810)
  10.12 Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1989)
  10.13 Lease Agreement dated as of October 1, 1989, between the Registrant and the Industrial Development Board of the City of Fayette, Alabama (Exhibit 10.13 of the Annual Report on Form 10-K for the year ended September 30, 1989)
  10.14 Guaranty Agreement dated as of October 1, 1989, between the
        Registrant and Trust Company Bank (Exhibit 10.14 of Annual Report
        on Form 10-K for the year ended September 30, 1989)
  10.15 Form of Indemnification Agreement between Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)
  10.16 License Agreement dated as of February 1, 1991, between Registrant and Henson Associates, Inc. (Exhibit 10.18 of Form S-2 Registration Statement No. 33-46119)
  10.17 Loan Agreement dated as of March 26, 1993, between Registrant and National Westminster Bank, USA and Trust Company Bank (Exhibit 10.18 of Annual Report on Form 10-K for the year ended September 30, 1993)
  10.18 Amendment to Loan Agreement dated March 26, 1993 between Registrant and National Westminster Bank and Trust Company (Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 1994)
  10.19 License Agreement dated as of August 31, 1993, between Registrant and Kessler Marketing Group, Inc. (Exhibit 10.19 of Annual Report on Form 10-K for the year ended September 30, 1993)
  10.20 Modification to Management Services Contract dated February 5, 1993 (Exhibit 28 to Current Report on Form 8-K dated January 1, 1993)
  10.21 Registration Rights Letter Agreement between Gintel & Co. Limited Partnership (Exhibit 10 to Current Report on Form 8-K dated October
        6, 1993)
  10.22 Letter Agreement dated October 5, 1993, between Gintel & Co. Limited Partnership and Instrument Systems Corporation (Exhibit 2 to Current Report on Form 8-K dated October 6, 1993)
  10.23 Amendment to Lease Agreement dated as of October 1, 1987, between Registrant and Instrument Systems Corporation (Exhibit 10.24 of
        Annual Report on Form 10-K for the year ended September 30, 1993)
  11    Computation of Earnings Per Share
  18    Letter re change in accounting principles
  22 The following lists the Company s significant subsidiaries, all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary have been omitted.
        Name of Subsidiary         Jurisdiction of
                                   Incorporation

        Oneita-Kinston Corp.       North Carolina
        Strathleven Limited        Jamaica
        Oneita Mexicana S.A.
          de C.V.                  Chihuaha, Mexico
  23    Consent of Arthur Andersen LLP*
  28    Additional Exhibit
  --------------------
  *     Filed herewith