Form 10-Q
period 1995-04-01
ONEITA INDUSTRIES INC
filed 1995-05-15
CIK 820957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, S.C. 20549


                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   1-9734

                            ONEITA INDUSTRIES, INC.
              ----------------------------------------------------
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

                            (803) 529 - 5225
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.

              [X] Yes                                    [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,867,821 shares of Common Stock as of April 28, 1995.


                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)
         --------- -----------

         Condensed Consolidated Balance Sheets at
         April 1, 1995 and September 30, 1994 ....................         1

         Condensed Consolidated Statements of Income for the
         Three Months Ended April 1, 1995 and March 31, 1994 .....         3

         Condensed Consolidated Statements of Income for the
         Six Months Ended April 1, 1995 and March 31, 1994 .......         4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended April 1, 1995 and March 31, 1994 ...         5

         Notes to Condensed Consolidated Financial Statements ....         6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................         8


PART II - OTHER INFORMATION

         Item 1:           Legal Proceedings ............................. 11

         Item 2:           Changes in Securities ......................... 11

         Item 3:           Defaults upon Senior Securities ............... 11

         Item 4:           Submission of Matters to a Vote of Security
                           Holders ....................................... 11

         Item 5:           Other Information ............................. 12

         Item 6:           Exhibits and Reports on Form 8-K .............. 12

         Signature ....................................................... 13







                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                   April 1,      September 30,
                                                     1995             1994
                                                 (Unaudited)        (Note 1)
ASSETS

CURRENT ASSETS:

         Cash                                      $  2,333           $    967

         Accounts receivable, less
           allowance for doubtful accounts           47,745             35,757

         Inventories (Note 2)                        60,279             44,720

         Prepaid expenses and other
              current assets                          3,177              4,963
                                                    -------            -------

              Total current assets                  113,534             86,407

PROPERTY, PLANT AND EQUIPMENT,
         at cost, less accumulated
         depreciation and amortization               33,093             30,435

FUNDS RESTRICTED FOR CAPITAL PROJECTS                 2,479              2,342

OTHER ASSETS                                          1,777              1,733
                                                    -------            -------

                                                   $150,883           $120,917
                                                   ========           ========


[FN]
     See notes to condensed consolidated financial statements
[/FN]



                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                April 1,         September 30,
                                                  1994                1994
                                                --------         -------------
                                               (Unaudited)          (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                          $ 26,500           $   ---
         Current portion of long term debt
           and capital lease obligations           4,829             5,377
         Accounts payable                          9,490            10,485
         Accrued liabilities                      13,651             9,660
                                                 -------           -------

           Total current liabilities              54,470            25,522

LONG TERM DEBT AND CAPITAL
   LEASE OBLIGATIONS                              14,811            17,133

DEFERRED INCOME TAXES                              2,310             2,240

SHAREHOLDERS' EQUITY:
         Preferred Stock, Series I, par
          value $1.00 per share,  2,000,000
          shares authorized, none issued             ---               ---
         Common Stock, $.25 par value,
          15,000,000 shares authorized,
          6,997,838 and  6,960,821  shares
          issued and  outstanding  at April 1,
          1995 and September 30, 1994,
          respectively                             1,749             1,740

         Other shareholders' equity               77,543             74,282
                                                 -------            -------

                                                $150,883           $120,917
                                                ========           ========

[FN]
See notes to condensed consolidated financial statements.
[/FN]


                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                     THREE MONTHS ENDED,
                                                  April 1,           March 31,
                                                    1995                1994
                                                  -------             ------

Net sales                                        $ 51,952            $ 44,179

Cost of sales                                      41,965              37,516
                                                 --------            --------

         Gross profit                               9,987               6,663

Selling, general and administrative
   expenses                                         5,673               5,059
                                                 --------            --------

         Income from operations                     4,314               1,604

Interest expense, net of interest
   income of $57 in 1995 and $32
   in 1994                                            839               1,059
                                                 --------            --------

         Income before provision for
           income taxes                             3,475                 545

Provision for income taxes                          1,366                 218
                                                 --------            --------

         Net income                              $  2,109            $    327
                                                 ========            ========

         Net income per share (Note 3)               $.30                $.05
                                                 ========            ========





[FN]

See notes to condensed consolidated financial statements.
[/FN]

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                        SIX MONTHS ENDED,
                                                 April 1,             March 31,
                                                   1995                  1994
                                                 -------               ------

Net sales                                       $ 92,058              $ 78,404

Cost of sales                                     74,207                66,198
                                                 -------               -------

         Gross profit                             17,851                12,206

Selling, general and administrative
   expenses                                       10,722                 9,098
                                                 -------               -------

         Income from operations                    7,129                 3,108

Interest expense, net of interest
   income of $185 in 1995 and $99
   in 1994                                         1,358                 1,975
                                                 -------               -------

         Income before provision for
           income taxes                            5,771                 1,133

Provision for income taxes                         2,284                   453
                                                 -------               -------

         Net income                             $  3,487              $    680
                                                ========              ========

         Net income per share (Note 3)              $.50                  $.10
                                                    ====                  ====



[FN]
See notes to condensed consolidated financial statements.
[/FN]


                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)
                               SIX MONTHS ENDED,

                                                 April 1,             March 31,
                                                   1995                 1994
                                                 --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                   $ 3,487             $    680
     Adjustments to reconcile net income to
          cash used in operating activities:
     Depreciation and amortization                  2,808                2,572
     Provision for losses on accounts receivable      300                  166
     Increase in deferred income taxes                 70                  396
     Other                                             54                   83
     Change in assets and liabilities             (23,595)              (9,739)
                                                  --------              -------

       Net cash used in operating activities      (16.876)              (5,842)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of property, plant and equipment  (5,451)              (3,402)
     Decrease (increase)in equipment
          lease deposits                              408                  (95)
     Proceeds from sale of property, plant
       and equipment                                    9                  198
                                                   -------              -------
            Net cash used in investing activities  (5,034)              (3,299)
                                                   -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term borrowings                         26,500                6,000
     Proceeds from issuance of long term debt         ---                  119
     Purchase of treasury shares                     (547)                 ---
     Sale of common stock                             330                   21
     Increase in funds restricted
          for capital projects                       (137)                 (64)
     Payment of long term debt and capital
          lease obligations                        (2,870)              (2,377)
                                                   -------              -------

          Net cash provided by financing activies   23,276               3,699
                                                   -------              -------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                           1,366              (5,442)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                              967               6,716
                                                   -------              -------

CASH AT END OF PERIOD                              $ 2,333             $ 1,274
                                                   =======             =======


[FN]
See notes to condensed consolidated financial statements.
[/FN]

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




(1)      Basis of Presentation  -

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1994.

(2)      Inventories  -

     Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following:


                                                   April 1,       September 30,
                                                     1995              1994
                                                   -------        -------------
         Finished ......................          $41,959          $31,754

         Work in p......................            14,589           10,249

         Raw materials and supplies.....             3,731            2,717
                                                   -------          -------
                                                   $60,279          $44,720
                                                   =======          =======




(3)      Net Income Per Share   -

     Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 7,029,326 and 6,962,625 for the three months ended April 1, 1995 and March 31, 1994, respectively and 7,027,664 and 6,962,328 for the six months ended April 1, 1995 and March 31, 1994, respectively.

(4)      Fiscal Year End

     Effective October 1, 1994, the Company changed its year end from a calendar year ending September 30 to a 52/53 week year ending on the closest Saturday to September 30. Accordingly, the interim periods will also be reported on the Saturday closest to the calendar quarter.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

     Three Months Ended April 1, 1995 Compared to Three Months Ended March 31, 1994.

     Net sales for the three months ended April 1, 1995 were $52.0 million as compared to $44.2 million in the comparable period of the prior year, an increase of $7.8 million or 17.6%. The increase was due to an increase in customer orders and average price increases over the last 12 months of approximately 6%.

     Net sales of activewear were $43.3 million for the three months ended April 1, 1995 as compared to $34.5 million in the comparable period of the prior year, an increase of $8.8 million or 25.5%. Net sales of T-shirts and sweat shirts increased by $7.7 million and $1.1 million, respectively. These increases were principally due to increased unit sales of T-shirts of $4.8 million and sweat shirts of $1.0 million, as well as $3.0 million of additional revenue attributable to increased prices.

     Net sales of infantswear were $8.7 million for the three months ended April 1, 1995 as compared to $9.7 million in the comparable period of 1994, a decrease of $1.0 million or 10.3%. The reduced sales are principally the result of lower unit sales of higher priced playwear lines caused by increased competition including promotional pricing.

     Gross profit for the quarter ended April 1, 1995 was $10.0 million, an increase of $3.3 million or 49.3% from the comparable period of the prior year. Gross profit, as a percentage of net sales, increased to 19.2% compared to 15.1% in the comparable period of the prior year due to the price increases mentioned above (6.0%) and overall reduced per unit operating costs (0.8%), offset in part by increased raw material prices (2.7%).

     Selling, general and administrative expenses for the three months ended April 1, 1995 increased $1.0 million or 19.5% from the comparable period of the prior year, due to a higher number of selling and administrative personnel and other related personnel costs. The increased personnel were added to support anticipated increased sales in fiscal 1995.

     Interest expense, net of interest income, for the first quarter of 1995 was $0.8 million compared to $1.1 million for the corresponding period last year. The decrease was due primarily to lower average borrowings.

     Six Months Ended April 1, 1995 Compared to Six Months Ended March 31, 1994.

     Net sales for the six months ended April 1, 1995 were $92.1 million as compared to $78.4 million in the prior year, an increase of $13.7 million or 17.5%. The increase was due to an increase in customer orders and average price increases over the last 12 months of approximately 4.9%

     Net sales of activewear were $76.3 million for the six months ended April 1, 1995 compared to $61.6 million in the prior year, an increase of $14.7 million or 23.9%. Net sales of T-shirts and sweatshirts increased by $12.0 million and $2.7 million, respectively. These increases were principally due to increased unit sales of T-shirts of $7.6 million and sweatshirts of $2.4 million, as well as $4.5 million of additional revenue attributable to increased prices.

     Net sales of infantswear were $15.8 million for the six months ended April 1, 1995 as compared to $16.8 million in the comparable period of the prior year, a decrease of $1.0 million or 6.0%. The reduced sales are principally the result of lower unit sales of higher priced playwear lines caused by increased competition including promotional pricing.

     Gross profit for the six months ended April 1, 1995 was $17.9 million, an increase of $5.7 million or 46.7% from the comparable period of the prior year. Gross profit as a percentage of net sales increased to 19.4% compared to 15.6% in the comparable period of the prior year due to the price increases mentioned above (4.9%) and overall reduced per unit operating costs (1.1%), offset in part by increased raw material prices (2.2%)

     Selling, general and administrative expenses for the six months ended April 1, 1995 increased $1.6 million or 17.9% from the comparable period of the prior year, due to a higher number of selling and administrative personnel and other personnel related costs. The increased personnel were added to support anticipated increased sales in fiscal 1995.

     Interest expense, net of interest income, for the six months ended April 1, 1995 was $1.4 million compared to $2.0 million for the corresponding period last year. The decrease was due primarily to lower average borrowings.

     The Company announced in May 1995 the implementation of a rebate program to be effective for most of the third quarter ending July 1, 1995, under which screenprinters will be eligible for certain rebates. The impact on third quarter pretax profits is estimated to be between $1.5 and $2.0 million.

Liquidity and Capital Resources
- -------------------------------

     Working capital was $59.1 million at April 1, 1995 compared to $60.9 million at September 30, 1994. The decrease was due primarily to current maturities of long-term debt. The Company has available bank lines of credit of approximately $55.0 million, including $30.0 million of uncommitted short-term lines of credit and $25.0 million under a bank credit facility which provides for interest at approximately the lending banks' prime rates and becomes due between 1997 and 2000. At April 1, 1995, there were $26.5 million outstanding under the uncommitted short-term lines. These bank lines were used to finance planned, seasonal increases in accounts receivable and inventories. At April 1, 1995, there were no borrowings outstanding under the $25,000,0000 bank credit facility. The Company believes that its working capital and bank lines are sufficient to meet its liquidity needs for at least the next twelve months.

     Through April 1, 1995 an aggregate 61,900 shares of the Company's Common Stock has been purchased in connection with a previously announced 350,000 share Stock Repurchase Plan at a total cost of $697,000.

     The previously announced $16,000,000 textile expansion project at the Fayette, Alabama facility is being accelerated in order to provide incremental production capacity within two years rather than the originally planned three years. The Company intends to finance this accelerated project through a debt financing which it expects to consummate during 1995; however, no assurance can be given that such debt financing will be consummated. In the event that this debt financing is not consummated in a timely manner, the Company believes that its available bank credit facility, together with operating leases and funds generated from operations, would be sufficient to finance this project.

Effects of Inflation
- --------------------

     The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its sales and profitability.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1     Legal Proceedings
           -----------------

                  None

Item 2     Changes in Securities
           ---------------------

                  None

Item 3     Defaults upon Senior Securities
           -------------------------------

                  None

Item 4     Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

                  (a) The Registrant held its Annual Meeting of Stockholders on February 24, 1995.

                  (b) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1996. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                       NAME                   VOTES FOR         VOTES WITHHELD
                      ------                  ---------         --------------

                      Robert M. Gintel        5,113,091                373,140
                      Albert Fried, Jr.       5,115,116                371,115
                      Herbert J. Fleming      5,115,116                371,115
                      Meyer A. Gross          5,115,273                369,958
                      Lewis Rubin             5,115,116                371,115
                      John G. Hudson          5,115,116                371,115
                      H. Varnell Moore        5,115,116                371,115



                      In the stockholders approved a proposal to approve and adopt the Company's Outside Director Stock Option Plan:

                          VOTES FOR          VOTES AGAINST          ABSTAIN
                          ---------          -------------          -------

                          4,834,148           532,429            37,325


Item 5    Other Information
          -----------------

          None

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

          10.6  Agreement dated April 3, 1995, between Registrant and
                First Union National Bank of South Carolina
          10.7  Promissory Note dated April 25, 1995, between Registrant and National Westminster Bank, USA
          10.8  Multiple Disbursement Revolving Note dated January 1,
                1995 between Registrant and Trust Company Bank
          27    Financial Data Schedules

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ONEITA INDUSTRIES, INC.

                                               By: /s/ Herbert J. Fleming
                                                   ------------------------
                                                   Herbert J. Fleming
                                                   President



                                               By: /s/ James L. Ford
                                                   ------------------------
                                                   James L. Ford
                                                   Executive Vice-President
                                                   of Finance and
                                                   Chief Financial Officer




Date: May 15, 1995