Form 10-Q
period 1995-07-01
ONEITA INDUSTRIES INC
filed 1995-08-14
CIK 820957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, S.C. 20549


                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1995
                                                        OR
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

                            (803) 529 - 5225
          (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.

                 [X] Yes                       [  ]  No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,877,638 shares of Common Stock as of July 28, 1995.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

         Condensed Consolidated Balance Sheets at
         July 1, 1995 and September 30, 1994 .....................     1

         Condensed Consolidated Statements of Income for the
         Three Months Ended July 1, 1995 and June 30, 1994 .......     3

         Condensed Consolidated Statements of Income for the
         Nine Months Ended July 1, 1995 and June 30, 1994 ........     4

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended July 1, 1995 and June 30, 1994 ....     5

         Notes to Condensed Consolidated Financial Statements ....     6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................     7


PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings .............................      10

         Item 2:  Changes in Securities .........................      10

         Item 3:  Defaults upon Senior Securities ...............      10

         Item 4:  Submission of Matters to a Vote of Security
                  Holders .......................................      10

         Item 5:  Other Information .............................      10

         Item 6:  Exhibits and Reports on Form 8-K ..............      10

         Signature ...............................................     11


                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                               July 1,           September 30,
                                                1995                 1994
                                             -----------        --------------
                                             (Unaudited)           (Note 1)
ASSETS

CURRENT ASSETS:

         Cash ......................................      $  1,073      $    967

         Accounts receivable, less
           allowance for doubtful accounts .........        41,362        35,757

         Inventories (Note 2) ......................        75,228        44,720

         Prepaid expenses and other
              current assets .......................         2,319         4,963
                                                          --------      --------

              Total current assets .................       119,982        86,407

PROPERTY, PLANT AND EQUIPMENT,
         at cost, less accumulated
         depreciation and amortization .............        36,469        30,435

FUNDS RESTRICTED FOR CAPITAL PROJECTS ..............         2,518         2,342

GOODWILL ...........................................           423           435

OTHER ASSETS .......................................         1,392         1,298
                                                          --------      --------

                                                          $160,784      $120,917
                                                          ========      ========

            See notes to condensed consolidated financial statements


                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                         July 1,   September 30,
                                                          1995         1994
                                                      (Unaudited)    (Note 1)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

         Notes payable                                   29,000       $      ---
         Current portion of long term debt
           and capital lease obligations                  4,755            5,377
         Accounts payable                                11,167           10,485
         Accrued liabilities                              8,606            9,660
                                                        -------          -------

           Total current liabilities                     53,528           25,522

LONG TERM DEBT AND CAPITAL
   LEASE OBLIGATIONS                                     23,945           17,133

DEFERRED INCOME TAXES                                     2,693            2,240

SHAREHOLDERS' EQUITY:
         Preferred Stock, Series I, par
           value $1.00 per share, 2,000,000
           shares authorized, none issued                 ---                ---
         Common Stock, $.25 par value,
           15,000,000 shares  authorized,
           6,998,038 and 6,960,821 shares
           issued and outstanding at July 1,
           1995 and September 30, 1994,
           respectively                                  1,750             1,740

         Other shareholders' equity                     78,868            74,282
                                                      --------          --------

                                                      $160,784          $120,917
                                                      ========          ========

           See notes to condensed consolidated financial statements.

</TABLE
>


                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                        THREE MONTHS ENDED,
                                                     July 1,            June 30,
                                                      1995                1994
                                                    --------            --------

Net sales                                           $ 45,548           $ 61,165

Cost of sales                                         36,657             54,460
                                                    --------            --------

   Gross profit                                        8,891              6,705

Selling, general and administrative
   expenses                                            4,629              4,820
                                                    --------            --------

   Income from operations                              4,262              1,885

Interest expense, net of interest
   income of $47 in 1995 and $104
   in 1994                                            (1,044)            (1,080)
                                                     --------           --------

   Income before provision for
      income taxes                                     3,218                805

Provision for income taxes                             1,102                322
                                                    --------            --------

   Net income                                       $  2,116           $    483
                                                   =========            ========

   Net income per share (Note 3)                        $.30               $.07
                                                   =========            ========


           See notes to condensed consolidated financial statements.


                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)


                                                        NINE MONTHS ENDED,
                                                  July 1,              June 30,
                                                   1995                  1994
                                                 --------              --------

Net sales                                       $ 137,606              $139,569

Cost of sales                                     110,864               120,658
                                                ---------              ---------

         Gross profit                              26,742                18,911

Selling, general and administrative
   expenses                                        15,351                13,918
                                                ---------              ---------

         Income from operations                    11,391                 4,993

Interest expense, net of interest
   income of $232 in 1995 and $203
   in 1994                                         (2,402)               (3,055)
                                                 ---------            ---------

         Income before provision for
           income taxes                             8,989                 1,938

Provision for income taxes                          3,386                   775
                                                 ---------            ---------

         Net income                              $  5,603              $  1,163
                                                 =========             =========

         Net income per share (Note 3)               $.80                  $.17
                                                 =========             =========


           See notes to condensed consolidated financial statements.


                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)
                                                       NINE MONTHS ENDED,
                                                     July 1,          June 30,
                                                      1995              1994
                                                   ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                     $ 5,603            $  1,163
     Adjustments to reconcile net income to
          cash (used in) provided by
          operating activities:
     Depreciation and amortization                    3,949               3,954
     Provision for losses on accounts receivable        450                 (30)
     Increase in deferred income taxes                  453               1,785
     Other                                               36                 (70)
     Change in assets and liabilities               (34,897)               (759)
                                                   ---------           ---------

       Net cash (used in) provided by
          operating activities                      (24,406)              6,043
                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of property, plant and equipment    (9,959)             (4,245)
     Decrease (increase)in equipment
          lease deposits                                408                (329)
     Proceeds from sale of property, plant
       and equipment                                     57                 222
                                                   ---------           ---------
      Net cash used in investing activities          (9,494)             (4,352)
                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term borrowings                           30,000              10,000
     Payment of short-term borrowings                (1,000)            (10,000)
     Proceeds from issuance of long term debt        11,000                 119
     Purchase of treasury shares                     (1,339)                ---
     Sale of common stock                               331                  21
     Increase in funds restricted
          for capital projects                         (176)               (148)
     Payment of long term debt and capital
          lease obligations                          (4,810)             (4,349)
                                                   ---------           ---------

            Net cash provided by (used in)
            financing activities                     34,006              (4,357)
                                                   ---------           ---------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                              106              (2,666)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                               967               6,716
                                                   ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 1,073             $ 4,050
                                                   =========           =========

           See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)      Basis of Presentation  -

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1994.

(2)      Inventories  -

         Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following:

                                                     July 1,          Sept. 30,
                                                      1995              1994
                                                     -------          ---------
         Finished goods    .................         $52,885            $31,754
         Work in process   .................          17,150             10,249
         Raw materials and supplies ......             5,193              2,717
                                                     -------            -------
                                                     $75,228            $44,720

                                                     =======            =======
(3)      Net Income Per Share   -

         Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 6,953,171 and 6,980,405 for the three months ended July 1, 1995 and June 30, 1994, respectively and 7,002,833 and 6,968,354 for the nine months ended July 1, 1995 and June 30, 1994, respectively.

(4)      Fiscal Year End
         Effective October 1, 1994, the Company changed its year end from a calender year ending September 30 to a 52/53 week year ending on the closest Saturday to September 30. Accordingly, the interim periods will also be reported on the Saturday closest to the calender quarter.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

         Three Months Ended July 1, 1995 Compared to Three Months Ended June 30, 1994.

         Net sales for the three months ended July 1, 1995 were $45.5 million as compared to $61.2 million in the comparable period of the prior year, a decrease of $15.7 million or 25.7%. The decrease was due to a reduction in customer orders, partially offset by net price increases over the last 12 months of 9.6%.

         Net sales of activewear were $37.6 million for the three months ended July 1, 1995 as compared to $52.2 million in the comparable period of the prior year, a decrease of $14.6 million or 28.0%. Net sales of T-shirts and sweatshirts decreased by $13.4 million and $1.2 million, respectively. These decreases were principally due to decreased unit sales of T-shirts of $17.4 million and sweatshirts of $1.3 million, partially offset by $4.3 million of additional revenue attributable to increased prices. The lower sales were due to reduced demand from distributors who were over-inventoried at the beginning of the quarter, and to a continuing shortening of the inventory pipeline between manufacturers and distributors. Although the Company had announced a rebate program in early May to help promote demand, this program did not have a material affect on sales.

         Net sales of infantswear were $7.9 million for the three months ended July 1, 1995 as compared to $9.0 million in the comparable period of 1994, a decrease of $1.1 million or 12.2%. The reduced sales are principally the result of lower unit sales of higher priced playwear lines caused by increased competition including promotional pricing.

         Gross profit for the quarter ended July 1, 1995 was $8.9 million, an increase of $2.2 million or 32.8% from the comparable period of the prior year. Gross profit, as a percentage of net sales, increased to 19.5% compared to 11.0% in the comparable period of the prior year due to the price increases mentioned above (9.6%) and overall reduced per unit operating cost (3.7%), offset in part by increased raw material prices (4.8%).

         Selling, general and administrative expenses for the three months ended July 1, 1995 decreased $0.2 million or 4.2% from the comparable period of the prior year. The reduction was due primarily to reduced costs related to the reduction in sales.

         Interest expense, net of interest income, for the third quarter of 1995 was $1.0 million compared to $1.1 million for the corresponding period last year. The decrease was due primarily to lower average borrowings.

         Nine Months Ended July 1, 1995 Compared to Nine Months Ended June 30, 1994.

         Net sales for the nine months ended July 1, 1995 were $137.6 million as compared to $139.6 million in the prior year, a decrease of $2.0 million or 1.4%. The decrease was due to a reduction in customer orders, offset by net price increases over the last 12 months of 6.5%.

         Net sales of activewear were $113.9 million for the nine months ended July 1, 1995 compared to $113.8 million in the prior year, an increase of $0.1 million or 0.1%. Net sales of T-shirts decreased by $1.4 million due to reduced unit sales of $9.9 million, substantially offset by the effect of increased prices of $8.5 million. Net sales of sweatshirts increased by $1.5 million due to increased unit sales of $1.1 million and increased prices of $0.4 million.

         Net sales of infantswear were $23.7 million for the nine months ended July 1, 1995 as compared to $25.8 million in the comparable period of the prior year, a decrease of $2.1 million or 8.1%. The reduced sales are principally the result of lower unit sales of higher priced playwear lines caused by increased competition including promotional pricing.

         Gross profit for the nine months ended July 1, 1995 was $26.7 million, an increase of $7.8 million or 41.3% from the comparable period of the prior year. Gross profit as a percentage of net sales increased to 19.4% compared to 13.5% in the comparable period of the prior year due to the price increases mentioned above (6.5%) and overall reduced per unit operating costs (2.5%), offset in part by increased raw material prices (3.1%).

         Selling, general and administrative expenses for the nine months ended July 1, 1995 increased $1.5 million or 10.8% from the comparable period of the prior year, due to a higher number of selling and administrative personnel and other personnel related costs. The increased personnel were added to support anticipated increased sales in fiscal 1995 and 1996.

         Interest expense, net of interest income, for the nine months ended July 1, 1995 was $2.4 million compared to $3.1 million for the corresponding period last year. The decrease was due primarily to lower average borrowings.

Liquidity and Capital Resources

         Working capital was $66.5 million at July 1, 1995 compared to $60.9 million at September 30, 1994. The increase was due primarily to higher receivables and inventories. The Company has available bank lines of credit of approximately $55.0 million, including $30.0 million of uncommitted short-term lines of credit and $25.0 million under a bank credit facility which provides for interest at approximately the lending banks' prime rates and becomes due between 1997 and 2000. At July 1, 1995, there were $29.0 million outstanding under the uncommitted short-term lines. At July 1, 1995, there was $11,000,000 outstanding under the $25,000,000 bank credit facility. These bank lines were used to finance planned, seasonal increases in accounts receivable and inventories. The Company believes that its working capital and bank lines are sufficient to meet its liquidity needs for at least the next twelve months.

         Through  July 1, 1995 an  aggregate  120,400  shares  of the  Company's
Common Stock has been purchased in connection with a previously announced 350,000 share Stock Repurchase Plan at a total cost of $1,339,000.

         The previously announced textile expansion project at the Fayette, Alabama facility is being accelerated in order to provide incremental production capacity within two years rather than the originally planned three years. The estimated cost of the project has been increased from $16,000,000 to $18,700,000 due to installation of higher technologically advanced equipment than was originally planned. The Company intends to finance this accelerated project through a debt financing which it expects to consummate during 1995; however, no assurance can be given that such debt financing will be consummated. In the event that this debt financing is not consummated in a timely manner, the Company believes that its available bank credit facility, together with operating leases and funds generated from operations, would be sufficient to finance this project.

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

                                                   ONEITA INDUSTRIES, INC.

                                               By: /s/ Herbert J. Fleming
                                                   Herbert J. Fleming
                                                   President


                                               By: /s/ James L. Ford
                                                   James L. Ford
                                                   Executive Vice-President
                                                    of Finance and
                                                   Chief Financial Officer


Date: August 7, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ONEITA INDUSTRIES, INC.

                                    FORM 10Q

                                 EXHIBIT INDEX

Exhibit
Number                        Exhibit Description
-------                       -------------------

27                            Financial Data Schedule
27                            Financial Data Schedule