Form 10-K
period 1995-09-30
ONEITA INDUSTRIES INC
filed 1995-12-29
CIK 820957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-K

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1995 or
___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
         Commission File No. 1-9734

ONEITA INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                               57-0351045
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification Number)

4130 Faber Place Drive, Suite 200                      29405
Ashley Corporate Center                                (Zip Code)
Charleston, S.C.

Registrant's telephone number including area code:   (803) 529-5225
Securities registered pursuant to Section 12(b) of the act:

Title of Class                       Name of Each Exchange on which registered
Common Stock, $.25 par value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K: o

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of November 30, 1995 was approximately $26,954,994.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of November 30, 1995 was 6,878,506 shares.

     Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                    PART I

Item One - Business

     Oneita Industries, Inc. (the "Company" or "Oneita") manufactures and markets high quality activewear and infantswear. Oneita's activewear includes T-shirts and sweatshirts for screen printing sold under the Oneita Power-T(R) Oneita Power/50 Plus(R) and Oneita Power-Sweats(R) and Oneita Colorwear(TM) brand names. The Company estimates that it is the fourth largest manufacturer of branded imprinted T-shirts in the United States. Oneita's infantswear includes layette and playwear sold under brand names, including Soupcon(R), Oneita's Kids(R), Health-tex(R) Layette Collection and under private label. These products are marketed to the imprinted sportswear industry through the Company's Activewear Division and to major retailers through the Company's Retail Division.

     Since 1987, Oneita has achieved growth by building a brand name activewear and infantswear business with a high quality image. As a result of realigning its product mix to concentrate on these higher margin products, the Company's net sales of activewear increased from $37.4 million in 1987 to $141.3 million in 1993, $157.1 million in 1994 and $142.3 million in 1995 (a compound annual growth rate of approximately 18.2%) and net sales of infantswear increased from $14.2 million in 1987 to $36.3 million in 1993, $36.4 million in 1994 and $32.7 million in 1995 (a compound annual growth rate of approximately  11.0%).

     Oneita expanded its activewear products by introducing sweatshirts in 1991 under the Oneita Power-Sweats label. Sweatshirts accounted for approximately $17.7 million of the activewear sales in both 1994 and 1995. In infantswear, Oneita has focused on developing a variety of brand name products, each targeted at specific retail markets, including department stores, chain stores and mass merchandisers.

PRODUCTS
     Activewear. Oneita manufactures and markets T-shirts and sweatshirts for the imprinted sportswear industry. Screen printing consists of imprinting designs, patterns or letters ranging from simple lettering to complex color patterns on apparel. Oneita's T-shirts, in management's opinion, are of high quality because they are heavy in weight, have fuller cut specifications and long-lasting construction features such as shoulder-to-shoulder taping and a seamless tubular collar design.
     Oneita introduced sweatshirts in 1991 to its activewear line under the Oneita Power-Sweats label. The Company sells sweatshirts to the same customers to whom it sells T-shirts and believes that its ability to do so may result in stronger relationships with such customers and the addition of new customers for both T-shirts and sweatshirts.
     Historically, Oneita's business has been seasonal with respect to T-shirt sales to the extent that approximately 50% of annual T-shirt sales have been in the March through July period. Sweatshirts provide a seasonal balance for Oneita since its customers tend to stock higher levels of T-shirts in the spring and summer months and higher levels of sweatshirts in the fall and winter months.
     The Company sells activewear through in-house salespersons to approximately 300 customers located throughout the United States, including 80 distributors and also to major screenprinters, which accounted for sales of $128.3 million and $22 million respectively in 1994, and $118.4 million and $23.9 million respectively in 1995. The Company also sells activewear to distributors in Europe, Canada and the Pacific Rim. Such sales accounted for approximately $2 million of net sales in both 1994 and 1995. The Company intends to expand its markets and geographic distribution by, among other things, increasing sales in these regions.
     Based upon an industry marketing study, the Company estimates that the branded imprinted T-shirt market exceeds $1.6 billion in sales annually and believes it is the fourth largest manufacturer of branded imprinted T-shirts in the United States. The market for T-shirts for the screen printing industry is very competitive and is based upon quality, service, price, availability of product and name recognition. Oneita's primary competitors, Fruit of the Loom, Inc., Russell Corporation and Hanes (a subsidiary of Sara Lee Corporation) are larger, have substantially greater resources and account for a majority of the T-shirt market. Oneita believes that it competes favorably in quality, price, customer service and availability of product. However, as was the case in the second half of fiscal 1995, when the dominant T-shirt manufacturers increased their manufacturing capacity substantially and reduced prices, Oneita's sales may be adversely affected. Oneita's ability to compete may be adversely affected by an increase in yarn prices since, unlike certain of its competitors, Oneita does not spin its own yarn. Oneita believes that foreign competition does not have a material effect on the sale of activewear. In July 1994, Oneita and other manufacturers announced price increases over the prior year averaging 6.5%. However, in the fourth quarter of 1995 customer demand was significantly reduced from earlier quarters and the Company offered certain promotional pricing arrangements for fourth quarter sales which resulted in overall average price increases for 1995 of 4%.

     During 1994, Oneita expanded its Power/50 Plus line (a premium T-shirt comprised of 60% cotton and 40% polyester), enhanced its "PFD" T-shirt collection (an all-cotton shirt that is re-dyed by customers) and also introduced a new T-shirt, the Power Rib-T. In 1995, the PFD program was further expanded by the offering of the Colorwear Collection, a garment dyed assortment of both old and new styles in new colors. Among the new styles added to the collection are a pique golf shirt, henley tee shirt and a zip cadet collar sweatshirt.

     Infantswear. Historically, Oneita has manufactured and sold private label cotton and cotton blend layette and playwear for infants and toddlers. Layette is apparel for newborns, and playwear is apparel for infants and toddlers up to 36 months. In 1986, Oneita began to manufacture and market higher priced infantswear under its own brand name, Soupcon. In 1988, Oneita introduced toddlerswear. In fiscal 1994 and 1995, net sales of infantswear and toddlerswear under the Company's own brand names accounted for approximately 38% of its total infantswear sales.

     Oneita has an exclusive license agreement with Health-tex, Inc. to manufacture and market the Health-tex lines of layette products in the United States and its territories. This license agreement has been renewed through September 1997 with three three-year extension options remaining. Oneita also has a license agreement to manufacture and market a layette line under the Mother Goose & Company trademark. This license agreement expires on March 30, 1997, subject to two three-year renewal options, and requires certain minimum royalty payments. Pursuant to this license agreement, Oneita provides a layette line to Kmart, a leading retailer.

     Oneita sells its private label infantswear and its Health-tex products to substantially all of the major department store chains and its Soupcon products to higher priced department and specialty stores. ONEITA'S KIDS products are sold primarily to chain stores and moderately priced retailers however in 1995, the ONEITA'S KIDS line was expanded with new styles of fleecewear and T-shirts and is now marketed also to the imprinted sportswear industry.

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

MANUFACTURING
     The Company's historical strategy has been to increase cost efficiencies through operating its facilities at maximum capacity and, from time to time, using outside contractors to meet customer demand surges. In addition, the Company has an on-going program to upgrade its manufacturing equipment and add technologically advanced manufacturing equipment. Since 1991, the Company has added approximately $59 million of machinery and technologically advanced equipment. This program is intended to result in higher production levels and increased manufacturing efficiencies. In November 1994 the Company announced a $18 million capital expenditure program that calls for expansion of its textile manufacturing facilities, including knitting, bleaching and dyeing. Operations at the new Fayette Textile facility commenced in October 1995 with production at 40 % of anticipated capacity. The estimated remaining cost of the Fayette Project is $11,700.
     The Company's manufacturing operations consist of knitting, bleaching and dyeing, cutting and sewing and packaging. The Company's operations begin with raw yarns. The yarn is then knit into four basic fabric constructions (jersey, fleece, rib and interlock) from which the Company produces its products. The knitted fabric is batched in lots for bleaching or scoured for dyeing in a variety of both pressure and atmospheric vessels for color, consistency and quality. The fabric is then brought to finishing. The finishing operation sets the width and length and pre-shrinks the fabric. The finished fabric lots are then transported to a cutting operation which cuts specific garment parts such as sleeves, collars, cuffs and bodies for sewing. The cut parts are then sewn together in an assembly line. Various sewing threads, stitches, trims and colors are mixed and matched for desired styling. The finished garments are inspected, folded and packaged. Quality assurance systems are utilized in checking raw materials, in-process controls and finished products.

     In November 1995, in connection with its restructuring program, the Company closed two manufacturing facilities. The Company's eight remaining manufacturing facilities are located in South Carolina, North Carolina, Alabama, Jamaica and Mexico. The facilities in Jamaica and Mexico are provided with cut fabric for T-shirts and are used for sewing operations. In fiscal 1995, approximately 57% of the Company's T-shirts were sewn in Jamaica and Mexico. In December 1994, the Company consolidated Activewear distribution from five warehouse locations in South Carolina to one warehouse in Atlanta, Georgia. The consolidation, as well as new state of the art material handling equipment, has reduced the costs of transporting goods to and from sewing facilities, reduced the cost of transportation and reduced lead times.

SALES TO MAJOR CUSTOMERS
     Net sales to the Company's ten largest customers for the year ended September 30, 1995 accounted for approximately 51% of the Company's total sales for such period. One customer, SanMar Corporation, a distributor of Activewear for screen printing, accounted for approximately 17% of total net sales in fiscal 1995. Net sales to the Company's five largest activewear customers in fiscal 1995 accounted for approximately 36% of the Company's total net sales. Net sales to the Company's five largest retail customers for 1995 accounted for approximately 12% of the Company's total net sales.

EFFECT OF IMPORTS
     Current United States quotas and tariffs restrict the number and increase the cost of apparel items foreign producers can export to the United States. Foreign competitors, whose chief competitive advantage is low labor cost, tend to focus on items with high labor content, such as higher priced sportswear. Oneita's products are not as labor intensive as such other manufactured apparel and, the Company believes, are less sensitive to foreign competition.
     In November 1993, the United States Congress approved the North American Free Trade Agreement ("NAFTA"), which is intended to eliminate barriers to imports between the United States, Canada and Mexico over a ten (10) year period. In December 1993, the Uruguay round of negotiations under the auspices of the General Agreement on Tariffs and Trade("GATT") was concluded. Recently ratified by Congress, GATT will require that quotas on apparel and textile products are to be phased out over a ten (10) year period and tariffs on such products are to be reduced by approximately 11% over a ten (10) year period. The Company is unable to determine at this time what effect, if any, changes resulting from NAFTA and GATT may have on its business, operations or financial condition.

RAW MATERIALS
     The principal raw materials used in the Company's products are cotton yarn and blend yarns. The bulk of this yarn is obtained from multiple suppliers within a 300-mile radius of the Company's fabric knitting plant. The prices of cotton yarn fluctuate from time to time. The Company has entered into supply contracts for cotton yarn, generally at fixed prices with various expiration dates through April 1996. As these contracts expire, the Company will be required to purchase cotton yarn at the current market prices which may be higher than current contract prices. For the year ended September 30, 1995 the Company purchased approximately 65% of its yarn from a single yarn supplier.
     Other raw materials, such as chemicals, dyes and packaging materials, are purchased on the open market. The sources and availability of these materials are believed to be adequate to meet present needs.

BACKLOG
     The Company's backlog of unfilled orders was approximately $36 million at September 30, 1995, compared with approximately $52 million at September 30, 1994. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of manufacturing and product shipping, which in some instances is dependent on the desires of the customer. Accordingly, the amount of unfilled orders may not be indicative of eventual actual shipments. The Company expects to ship substantially all of its September 30, 1995 backlog of unfilled orders by September 30, 1996.

TRADEMARKS AND LICENSES
     The Company has registered the Oneita Power-T(R), Oneita Power/50 Plus(R), Soupcon(R), ONEITA'S KIDS(R), Oneita Power-Sweats(R) trademarks and certain other trademarks. The expiration dates of these trademarks range from July 2006 to December 2008. The loss of certain of these trademarks would have a material adverse effect upon the Company's business.

EMPLOYEES
     As of September 30, 1995, the Company had approximately 3,460 full time employees, including 3,200 in manufacturing, 60 in marketing and sales and 200 in general management and administration.

     At September 30, 1995, approximately 500 of the Company's manufacturing employees are covered by a collective bargaining agreement with the Union of Needletraders, Industrial and Textile Employees, successor to the Amalgamated Clothing and Textile Workers Union. The agreement, which expired in October 1995, has been extended on a month to month basis during which time the Company and the Union are negotiating a new three year agreement. In November 1995, the Company announced the closing of two of its manufacturing facilities which affected 240 union employees and 100 non-union employees.
      The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT
As of September 30, 1995, the executive officers of the Company were as follows:

                                         Served as
                                         Officer
Name                             Age      Since   Positions and Offices
--------------------------------------------------------------------------------------------
Robert M. Gintel                 67      1993     Chairman of the Board
Albert Fried, Jr.                65      1994     Vice Chairman of the Board
Herbert J. Fleming               49      1984     President
Joe E. Brinson                   47      1989     Executive Vice President - Operations
James L. Ford                    55      1994     Executive Vice President - Finance and Chief Financial Officer
J. Roger Holland                 55      1994     Executive Vice President - Sales and Marketing
William H. Boyd                  48      1986     Vice President - Administration, and Treasurer
E. Franklin Impson, Jr.          37      1994     Vice President and Controller
Edward I. Kramer                 61      1986     Secretary

Item Two - Properties (Dollars in thousands)
    As of September 30, 1995, the Company occupied approximately 1,366,000 square feet of manufacturing, general office and warehouse space at its facilities in Alabama, Georgia, New York, North Carolina, South Carolina, Jamaica and Mexico. Approximately 673,000 square feet are under real estate leases with aggregate minimum annual rental commitments of approximately $1,992. Set forth below is a summary of the facilities owned or leased by the Company.


Location                                 Primary Use                         Square Feet
------------------------------------------------------------------------------------------------------------------------------

Charleston, SC                           Executive Offices                     27,000  (a)
Andrews, SC                              Manufacturing                        332,000
Atlanta, GA                              Distribution                         412,000  (b)
Cullman, AL                              Manufacturing/Distribution           177,000
Fayette, AL (2 locations)                Manufacturing                        220,000
Kinston, NC                              Manufacturing                        114,000  (c)
Juarez, Mexico                           Manufacturing                         28,000  (d)
Montego Bay, Jamaica (2 locations)       Manufacturing                         49,000  (e)
New York, NY                             Sales and Marketing                    7,000  (f)


----------------
(a) Premises are leased through September 1, 2000 at an annual rental of $377 per year. The Company has an option to renew for two additional five (5) year periods.
(b) Premises are leased through November 1999 at an annual rental of $912 per year. The Company has an option to extend the lease for an additional five years.
(c) Premises are leased through April 30, 1998 at an annual rental of $285 per year. The Company has an option to purchase the premises for $2,500, exercisable at any time prior to expiration of the lease.
(d) Premises are leased through October 1, 1999 at an annual rental of $126. The Company has an option to purchase the premises for $900, or it may renew the lease at the end of the lease term.
(e) PreMises are leased through November 30, 1997 and June 30, 2000 at annual rentals of $25 and $96, respectively.
(f)    Premises are leased through April, 2000 at an annual rental of $171.
----------------

The Company believes that its facilities and equipment are well maintained and are sufficient to meet current production levels and that its facilities are sufficient to meet anticipated sales and growth through 1996.
Item Three - Legal Proceedings
       There are no material pending legal proceedings.
Item Four - Submission of Matter to a Vote of the Security Holders
       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

Item Five - Market for Registrant's Common Equity and Related Stockholder Matters
   The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "ONA". As of November 30, 1995, there were approximately 200 holders of record of the Company's Common Stock. The following table shows for the periods indicated the quarterly range in the high and low sales prices for these securities.


                                                               1995                            1994
                                                     ------------------------------------------------------
                                                     High          Low                  High          Low

Fiscal Period
First Quarter................................        $ 11 7/8    $ 9 3/8               $ 8 3/8     $ 6 1/4
Second Quarter...............................          12 3/4     10 5/8                 7 3/4       6 3/8
Third Quarter................................          12 1/8      8 7/8                 9 1/4       6 5/8
Fourth Quarter...............................          10 5/8      8 1/8                11 1/8       8 7/8


No cash dividends have been paid since the Company's initial public offering. See Note 3 to "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

Item Six - Selected Financial Data (In thousands, except per share amounts)


                                             1995           1994         1993           1992         1991
                                     ----------------------------------------------------------------------

Operations
Net sales...........................      $175,036       $193,459     $177,610        $203,517     $150,995
Cost of goods sold..................       146,820        166,051      152,776         168,512      126,767
Interest expense net................         3,006          3,868        4,388           4,179        3,481
Income (loss) before income taxes                           4,372      (6,794)         (4,609)       13,174        6,597
Income taxes........................         1,552             27      (1,632)           5,348        2,780
Net income (loss)...................         2,820        (6,821)      (2,977)           7,826        3,817

Financial data
Inventories.........................       $79,968        $44,720      $63,086         $60,078      $43,735
Accounts receivable.................        29,438         35,757       28,718          39,957       23,220
Depreciation, amortization and
 goodwill write-off (see note below)         4,649         11,443        4,266           4,150        3,509
Working capital.....................        72,904         60,885       84,361          69,623       54,026
Long-term debt and
  capital lease obligations.........        37,404         17,133       47,228          27,338       31,838
Shareholders' equity................        77,840         76,022       82,822          85,016       62,091
Total assets........................       165,017        120,917      149,266         148,818      115,813

Common stock data
Net income (loss) per share.........         $.40         $(.98)          $(.43)         $1.24          $.68
Book value per share................       $11.32         $10.92          $11.09        $13.06        $12.25

Number of common
  shares outstanding................        6,879          6,961           6,957         6,508         5,070


Net loss for fiscal 1994 and 1993 includes after-tax amounts of $2,519 and $4,700, respectively, for restructuring charges as described in Note 6. Net loss for fiscal 1994 also includes a $6,651 write-off of goodwill. See Note 1.

Item Seven - Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share amounts) RESULTS OF OPERATIONS

1995 Compared to 1994

    Net sales of the Company in 1995 were $175,000 as compared to $193,500 in 1994, a decrease of $18,500 or 9.6 %. The decrease was due to a reduction in customer orders, partially offset by net price increases over the last year. During the first nine months of 1995, the Company, following other industry leaders and reflecting firm customer demand, increased prices over the prior year an average of 6.5%. However, in the fourth quarter of 1995 customer demand was significantly reduced from earlier quarters and the Company offered certain promotional pricing arrangements for fourth quarter sales which resulted in overall average price increases for 1995 of 4%. These pricing arrangements reduced fourth quarter gross profit by an estimated $3,600. In September 1995, the Company announced price changes for its activewear products effective October 1, 1995. While certain styles and colors had no price change, most white and light colored T-shirts will reflect reduced prices in 1996 of approximately 9 %.

    Net sales of activewear were $142,300 in 1995 as compared to $157,100 in 1994, a decrease of $14,800 or 9.4 %. Net sales of T-shirts decreased by $14,800 in 1995 compared to 1994 principally due to lower unit sales of T-shirts of $14,000 offset by $8,000 of additional revenue attributable to increased prices. Net sales of sweatshirts in 1995 were approximately the same as 1994.

     Net sales of retail were $32,700 in 1995 as compared to $36,400 in 1994, a decrease of $3,700 or 10.2 %. The decrease was due to lower unit sales.

     Gross profit for 1995 was $28,200, an increase of $800 or 2.9% over 1994. Such increase was attributed principally to higher selling prices offset by decreased unit sales. Gross profit as a percentage of net sales increased to 16.1% for 1995 compared to 14.2% for 1994. Such increase was principally attributed to the price increases mentioned above ( 4 %) and overall reduced per unit operating costs ( 2.1 %) offset by both increased raw material prices ( 3.2 %) and costs associated with reduced production schedules in the fourth fiscal quarter ( 1.0 %). The Company expects that its gross profit for 1996 will be adversely effected by the prices reductions mentioned above.

     Selling, general and administrative expenses for 1995 increased $1,200 or 6.1% over 1994 primarily due to increases in personnel and related costs ($800) and increases in product development costs ($400).

     Interest expense, net of interest income for 1995 was $3,000 compared to $3,900 for 1994. The reduction was due primarily to lower average borrowings.

     Net income for fiscal year 1995 was $2,800 compared to a net loss of $6,800 for fiscal 1994. During 1994, the Company changed its accounting method for evaluating the impairment of intangible assets from a recoverability through future operations method to a fair value method. As a result of this change, the Company wrote-off $6,651 of goodwill in 1994. The results for the year ended September 30, 1994 also included a pretax charge of $4,080 for the write-down of facilities to their fair market value that the Company intended to sell or abandon after usable machinery and equipment was redeployed, and the transitional costs related to the reorganization of certain administrative functions . The write-downs of these facilities were associated with the Company's reorganization of its Retail Division and consolidation of distribution and manufacturing facilities in order to improve productivity and customer service, reduce transportation costs and cut lead times.

1994 Compared to 1993

     Net sales of the Company in 1994 were $193,459 as compared to $177,610 in 1993, an increase of $15,849 or 8.9%.

     Net sales of activewear were $157,061 in 1994 as compared to $141,358 in 1993, an increase of $15,703 or 11.1%. Net sales of T-shirts and sweatshirts in 1994 increased by $9,209 and $6,494, respectively, over 1993. These increases were principally due to increased unit sales of T-shirts of 10.1% and sweatshirts of 62.7% partially offset by lower prices and the $6,242 cost of the Company's rebate and other promotional programs.

     Net sales of infantswear were $36,398 in 1994 as compared to $36,252 in 1993, an increase of $146 or 0.4%.

     Gross profit for 1994 was $27,408, an increase of $2,574 or 10.4% over 1993. Such increase was attributed principally to increased unit sales of all products. Gross profit as a percentage of net sales increased to 14.2% for 1994 compared to 14.0% for 1993. Such increase was principally attributed to lower manufacturing costs offset by lower prices and customer rebates.

     Selling, general and administrative expenses for 1994 increased $2,048 or 11.7% over 1993 primarily due to higher advertising ($880), professional ($350) and health insurance ($700) expenses.

    Interest expense, net of interest income for 1994 was $3,868 compared to $4,388 for 1993. The reduction was due primarily to lower average borrowings.

    Net loss for fiscal year 1994 was $6,821 compared to a net loss of $2,977 for fiscal 1993. During 1994, the Company changed its accounting method for evaluating the impairment of intangible assets from a recoverability through future operations method to a fair value method. As a result of this change, the Company has written-off $6,651 of goodwill during the fourth quarter ended September 30, 1994. The results for the year ended September 30, 1994 also include a pretax charge of $4,080 for the write-down of facilities to their fair market value (non-cash charges aggregating $2,739) that the Company intends to sell or abandon after usable machinery and equipment is redeployed, and the transitional costs related to the reorganization of certain administrative functions (a $397 non-cash write-off of leasehold improvements at a sales office and $944 of cash expenses). The write-downs of these facilities were associated with the Company's reorganization of its Retail Division and consolidation of distribution and manufacturing facilities in order to improve productivity and customer service, reduce transportation costs and cut lead times. The results for the year ended September 30, 1993 include a $7,500 pretax charge to streamline and consolidate manufacturing operations which resulted in reduced operating costs in fiscal 1994 of approximately $4,000, consisting of approximately $1,500 of reduced employee expenses, approximately $1,000 of reduced transportation costs and approximately $1,500 resulting from more efficient utilization of manufacturing facilities.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital was $72,904 at September 30, 1995 compared to $60,885 at September 30, 1994. The increase in working capital was principally caused by inventory increases which were financed with the drawdown of $25,000 of long-term debt under the Company's March 1993 "revolving" loan agreement. The Company presently has $30,000 uncommitted bank lines which provide for interest at below the lending banks' prime rates and are renewed at twelve-month intervals. These bank lines of credit provide for payment of outstanding indebtedness on demand and are subject to continuing review based upon the Company's financial condition. During fiscal 1995, the maximum amount outstanding under these lines was $30,000 and $23,000 was outstanding as of September 30, 1995. In addition, the Company currently has a $25,000 bank credit facility which provides for interest at approximately the lending banks' prime rates and becomes due between 1997 and 2000. See Note (3) to the Company's Consolidated Financial Statements for the fiscal year ended September 30, 1995. At September 30, 1995, $25,000 was outstanding under the bank credit facility. During 1995, the Company canceled a factoring agreement under which certain of its accounts had been sold to the factor and from which the Company drew advances on the sold accounts.

     During 1995, the Company's inventories increased by $35,000 to $80,000. While $10,000 of the increase was planned due to new styles and other customer service requirements, $25,000 of the increase was due to reduced fourth quarter deliveries because of reduced customer demand and are considered excess of requirements to support current levels of customer demand. The Company has rescheduled production at its facilities to allow for the disposition of this excess inventory in the normal course of business throughout 1996.

     The Company has financed the addition of new property and equipment, including $7,000 of its capital expenditure program relating to its Fayette, Alabama facility and its ongoing annual capital expenditures of approximately $10,000 through equipment leases, restricted funds from Industrial Development Revenue Bonds, funds generated from operations and borrowings under its existing $25,000 credit facility. Operations at the new Fayette Textile facility commenced in October 1995 with production at 70 % of anticipated capacity. The estimated remaining cost of the Fayette Project is $11,700.

     The Board of Directors has authorized the purchase of up to 350,000 shares of its Common Stock. Purchases will be made from time to time, depending on market conditions, at prices deemed appropriate by management. The Company believes that purchasing its common stock is an appropriate use of its funds. During 1995, 120,400 shares were purchased for an aggregate of $1,339.

     In order to improve liquidity and strengthen the Company's balance sheet, the Board of Directors has approved a $75 million refinancing of existing debt, which includes an $11,250,000 equity infusion into the Company through a rights offering to stockholders. Existing stockholders will be given the opportunity to maintain their current ownership percentage by receiving the right to subscribe to shares at $7.00 per share on the basis of one share of Oneita common stock for each four shares of stock presently held. Avondale Mills, Inc., the Company's largest raw material supplier and Robert M. Gintel, the Company's Chairman of the Board, have agreed to subscribe to all shares not purchased by existing shareholders. In no event will Oneita issue more than 1,607,143 shares of stock in connection with the rights offering, which will represent 18.9 percent of the then 8,485,649 shares outstanding. The rights offered to shareholders will be non-transferable and non-tradeable. The $11,250,000 proceeds from the rights offering will be used to prepay certain of the subordinated notes described below.

    The Company has entered into an agreement with Avondale Mills, Inc. and Robert Gintel to issue 10% subordinated notes in the principal amount of $15,000,000 maturing January 31, 1999, concurrently with the funding of the Company's new bank credit facility. The notes will be subordinate to the Company's bank debt and certain other senior debt. Subordinated notes in the amount of $7,500,000 to Avondale and $3,750,000 to Gintel will be prepaid from the proceeds of the rights offering. In the event the rights offering is not consummated by May 31, 1996, Avondale and Gintel will have the right to convert these $11,250,000 of notes into shares of Oneita Common Stock at $7.00 per share. In connection with the $3,750,000 subordinated note to Gintel which will remain outstanding after the rights offering, the Company will also issue to Gintel warrants to purchase 125,000 shares of Oneita Common Stock at $7.00 per share. The proceeds from issuance of the notes will be used for working capital and capital expenditures.

    The Company has received a commitment from its lenders to make available to the Company $60,000,000 under a new revolving line of credit. The proceeds of the new debt will be used to pay off an existing bank credit facility and existing short-term bank lines totaling $50,000,000 at November 1995. The additional $10,000,000 of the proceeds will be used for working capital and capital expenditures. The new revolving line of credit will be collateralized by inventories and accounts receivable and will mature on December 31, 1998.

    These transactions are expected to be completed during the second fiscal quarter of 1996; however, no assurance can be given that the above-described transactions will be consummated on the terms described above or otherwise. In the event that debt refinancing cannot be consummated in a timely manner, the Company expects that it would cancel delivery of approximately $7,000 of equipment related to the Fayette project and may be forced to reduce inventory levels in advance of planned deliveries by either further curtailment of production or by accelerating customer deliveries by discounting prices below its costs. It is anticipated that the above actions along with funds generated by operations would provide sufficient liquidity to meet the Company's obligations. At September 30, 1995, approximately $2,600 was available for cash dividends and distributions on the Company's stock pursuant to a loan agreement.

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

Item Nine - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

                                  PART III

     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 1996, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended September 30, 1995. Information relating to the executive officers of the Registrant appears under Item I of this report.

                                  PART IV

Item Fourteen - Exhibits, Financial Statement Schedules and Reports on Form 10-K
(a)     Financial Statements:
        See Index to Consolidated Financial Statements and Schedules at page
        F-1.
(b)     Reports on Form 8-K:
        No reports on Form 8-K were filed by Registrant in the last quarter of the year covered by this report.
(c)     Exhibits:
        3.1 Certificate of Incorporation (Exhibit 3(a) of Form S-1 Registration Statement No. 33-16972)
        3.2 By-Laws as amended (Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1994)
        10.1 Stock Option Plan (Exhibit 10(a) of Form S-1 Registration Statement No. 33-16972)
        10.2 1989 Non-Qualified Stock Option Plan (Exhibit 10.2 of Annual Report on Form 10-K for the year ended September 30, 1990)

        10.3 Lease Agreement dated as of October 1, 1987, between the Registrant and Instrument Systems Corporation
               (Exhibit 10(d) of Form S-1 Registration Statement No. 33-16972)
        10.4 Employment Agreement between the Registrant and Herbert J. Fleming, as amended (Exhibit 10.2 of Current Report on Form 8-K dated January 1, 1994)
        10.5 Employment Agreement between Registrant and J. Roger Holland (Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 1994)
        10.6 Variable Amount of Grid Note Agreement dated April 3, 1995, between Registrant and First Union National Bank of South Carolina (Exhibit 10.1 of Form 10-Q for the quarter ended April 1, 1995)
        10.7 Promissory Note dated April 26, 1995, between Registrant and National Westminster Bank, USA. (Exhibit 10.7 of Form 10-Q for the quarter ended April 1, 1995)
        10.8 Single Payment Note dated January 1, 1995, between Registrant and Trust Company Bank (Exhibit 10.3 of Form 10-Q for the quarter ended April 1, 1995)
        10.9 Equipment Lease Agreement dated as of May 16, 1988, between Registrant and NEMLC Leasing Associates No. 3 (Exhibit 10(k) of Form S-1 Registration Statement No. 33-22488) amended as of December 1, 1988, and May 19, 1989 (Exhibit 10.11 of Annual Report on Form 10-K for the year ended September 30, 1990)
        10.10 Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1988)
        10.11 License Agreement dated October 24, 1988, between Registrant and Health-tex, Inc. (Exhibit 10(k) of Form S-1 Registration Statement No. 33-30810)
        10.12 Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1989)
        10.13 Lease Agreement dated as of October 1, 1989, between the Registrant and the Industrial Development Board of the City of Fayette, Alabama (Exhibit 10.13 of the Annual Report on Form 10-K for the year ended September 30, 1989)
        10.14 Guaranty Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (Exhibit 10.14 of Annual Report on Form 10-K for the year ended September 30, 1989)
        10.15 Form of Indemnification Agreement between Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)
        10.16 License Agreement dated as of February 1, 1991, between Registrant and Henson Associates, Inc. (Exhibit 10.18 of Form S-2 Registration Statement No. 33-46119)
        10.17 Loan Agreement dated as of March 26, 1993, between Registrant and National Westminster Bank, USA and Trust Company Bank (Exhibit 10.18 of Annual Report on Form 10-K for the year ended September 30, 1993)
        10.18 Amendment to Loan Agreement dated March 26, 1993 between Registrant and National Westminster Bank and Trust Company (Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 1994)
        10.19 License Agreement dated as of August 31, 1993, between Registrant and Kessler Marketing Group, Inc. (Exhibit 10.19 of Annual Report on Form 10-K for the year ended September 30,
               1993)
        10.20 Modification to Management Services Contract dated February 5, 1993 (Exhibit 28 to Current Report on Form 8-K dated January 1,
               1993)
        10.21 Registration Rights Letter Agreement between the Registrant and Gintel & Co. Limited Partnership (Exhibit 10 to Current Report on Form 8-K dated October 6, 1993)
        10.22 Letter Agreement dated October 5, 1993, between Gintel & Co. Limited Partnership and Instrument Systems Corporation (Exhibit 2 to Current Report on Form 8-K dated October 6, 1993)
        10.23 Amendment to Lease Agreement dated as of October 1, 1987, between Registrant and Instrument Systems Corporation (Exhibit
               10.24 of Annual Report on Form 10-K for the year ended September 30, 1993)
        10.24 Note Purchase Agreement dated as of December 28, 1995 among Registrant, Robert M. Gintel and Avondale Mills, Inc.*

        10.25  Amendment No. 3 to Loan Agreement dated March 26, 1993 between
               Registrant and NatWest Bank, N.A. (formerly known as National
               Westminster Bank USA) and Suntrust Bank, Atlanta (formerly known as Trust Company Bank).*
        10.26  Amendment to Note Agreement dated as of December 20, 1988 between
               Registrant and  institutional  lender*
        10.27  Factoring Agreement dated December 27, 1995 between  Registrant and SunTrust Bank, Atlanta*
        11     Computation of Earnings Per Share*
        22     The following  lists the Company's significant subsidiaries, all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary have been omitted.

                Name of Subsidiary                            Jurisdiction of Incorporation

                Oneita-Kinston Corp.                          North Carolina
                Oneita-Strathleven Limited                    Jamaica
                Oneita Freeport Limited                       Jamaica
                Oneita Mexicana S.A. de C.V.                  Chihuahua, Mexico
        23      Consent of Arthur Andersen LLP*
        27      Financial Data Schedule*

        *       Filed herewith

     The following undertakings are incorporated into the Company's Registration Statements on Form S-8 (Registration Statement No. 33-30576, 33-34778, 33-62970 and 33-75834) and Form S-3 (Registration Statement No. 33-70524 and 33- 88600).

       (a) The undersigned Registrant hereby undertakes:
           (1) To file, during any period in which offers or sales are being made, a post-effective amendment to the registration statement;
           (i) To include any prospectus required by Section 10(a)(3) of the Securities Act of 1993;
           (ii) To reflect in the prospectus any fact or events arising after the effective date of the registration statement (or most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;
           (iii)To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;

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

     (b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of any employee benefit plan's annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at the time shall be deemed to be the initial bona fide offering thereof.

           (i) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding)is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                    Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of December, 1995.

                                              Oneita Industries, Inc.


                                              By: /s/ Herbert J. Fleming
                                              Herbert J. Fleming
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 28, 1995 by the following persons in the capacities indicated:

Signatures                          Title

/s/ Robert M. Gintel                Chairman of the Board
Robert M. Gintel

/S/ Albert Fried, Jr                Vice Chairman of the Board
Albert Fried, Jr.

/s/ Herbert J. Fleming              President and Director
Herbert J. Fleming                  (Principal Executive Officer)

/s/ James L. Ford                   Executive Vice President of Finance
James L. Ford                       (Principal Financial and Accounting Officer)

/s/ Meyer A. Gross                  Director
Meyer A. Gross

/s/ John G. Hudson                  Director
John G. Hudson

/s/ H. Varnell Moore                Director
H. Varnell Moore

/s/ Lewis Rubin                     Director
Lewis Rubin

Index to Consolidated Financial Statements              ONEITA INDUSTRIES, INC.
and Schedule
            (Information required by Part III, Item 8 of Form 10-K)

                                                                                                              Page
Report of Independent Public Accountants                                 F-2

Financial Statements

Consolidated balance sheets - September 30, 1995 and 1994                F-3
Consolidated statements of operations for the three years
ended September 30, 1995                                                 F-4
Consolidated statements of cash flows for the three years
ended September 30, 1995                                                 F-5
Consolidated statements of shareholders' equity
for the three years ended September 30, 1995                             F-6
Notes to consolidated financial statements                               F-7

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts                          F-13

Other schedules are omitted as they are not applicable or not required under the rules of Regulation S-X.

Report of Independent Public Accountants

To Oneita Industries, Inc:

       We have audited the accompanying consolidated balance sheets of Oneita Industries, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended September 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oneita Industries, Inc. and subsidiaries as of September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                              ARTHUR ANDERSEN LLP

Columbia, South Carolina,
November 17, 1995.

Consolidated Balance Sheets                       ONEITA INDUSTRIES, INC.


                                                      September 30,
                                                 1995               1994
                                           (In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents..........         $   2,749                 $    967
Refundable income taxes............             2,485                       --
Accounts receivable, less allowance of $971
 in 1995 and $1,006 in 1994 for doubtful
 accounts .........................            29,438                   35,757
Inventories (Note 1)...............            79,968                   44,720
Prepaid expenses and other current
 assets............................             4,765                    4,963
                                           -----------              ----------
Total current assets...............           119,405                   86,407
Property, plant and equipment, at cost,
 net of depreciation and amortization
 (Note 1)..........................            43,760                   30,435
Funds restricted for capital projects
 (Note 3)..........................                --                    2,342
Goodwill (Note 1)..................               419                      435
Deferred charges and other assets..             1,433                    1,298
                                          ------------             -----------
                                             $165,017                 $120,917
                                          ============             ===========
Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable......................         $  23,000                 $    --
Current portion of long-term debt and
 capital lease obligations (Note 3)             4,729                    5,377
Accounts payable...................            11,699                   10,485
Accrued liabilities (Note 2).......             7,073                    9,660
                                          ------------             -----------
       Total current liabilities...            46,501                   25,522

Long-term debt and capital lease
 obligations (Note 3)..............            37,404                   17,133
Deferred income taxes (Note 1).....             3,272                    2,240
Commitments (Note 7)
Shareholders' Equity (Note 4):
 Preferred Stock, $1.00 par value,
 2,000,000 shares authorized, none
 issued............................                --                       --
 Common Stock, $.25 par value,
 15,000,000 authorized shares,
 outstanding 6,998,906 shares
 in 1995 and 6,960,821 in 1994.....             1,750                    1,740
Capital in excess of par value.....            69,529                   69,202
Retained earnings..................             7,900                    5,080
Treasury stock, at cost, 120,400
 shares in 1995....................            (1,339)                      --
                                           -----------              -----------
                                               77,840                   76,022
                                           -----------              -----------

                                             $165,017                 $120,917
                                           ===========              ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

Consolidated Statements of Operations               ONEITA INDUSTRIES, INC.


                                                                Years Ended September 30,

                                                             1995           1994             1993
                                                            ----------------------------------------
                                                            (In Thousands, except per share amounts)


Net sales (Note 6).......................................    $175,036        $193,459       $177,610
Cost of goods sold.......................................     146,820         166,051        152,776
                                                            ---------       ---------      ---------
Gross profit.............................................      28,216          27,408        $24,834
Selling, general and administrative expenses.............      20,838          19,603         17,555
Consolidation and restructuring charges (Note 5).........          --           4,080          7,500
Write-off of goodwill (Note 1)...........................          --           6,651             --
                                                            ----------      ---------      ---------
       Income (loss) from operations.....................       7,378          (2,926)          (221)

Other expense:
       Interest expense, net of interest income of
         $465 in 1995, $363 in 1994 and
         $326 in 1993....................................       3,006           3,868          4,388
                                                            ----------      ----------      ---------
Income (loss) before income taxes........................       4,372          (6,794)        (4,609)
                                                            ----------      ----------      ----------
Provision (benefit) for income taxes (Note 1):
       State and local...................................         194               8           (227)
       Federal...........................................       1,358              19         (1,405)
                                                            ----------      ----------     ----------
                                                                1,552              27         (1,632)
                                                            ----------      ----------     ----------
Net income (loss)........................................    $  2,820        $( 6,821)       $(2,977)
                                                            ==========      ==========     ==========

Net income (loss) per share (Note 1).....................       $ .40          $ (.98)        $ (.43)
                                                            ==========      ==========     ==========

Weighted average number of
       shares outstanding................................       6,984           6,979          6,896
                                                            ==========      ==========     ==========

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Statements of Cash Flows                   ONEITA INDUSTRIES, INC.


                                                                      Years Ended September 30,

                                                               1995               1994            1993
                                                               ---------------------------------------
                                                                            (In Thousands)

Cash Flows From Operating Activities:
Net income (loss)........................................   $  2,820          $ (6,821)        $ (2,977)
Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
       Depreciation and amortization.....................      4,649             4,792            4,266
       Write-off of goodwill.............................         --             6,651               --
       Consolidation charges ............................         --             3,136               --
       Provision for losses on accounts receivable ......        150               (30)             106
       (Decrease) increase in deferred
         income taxes ...................................       (130)             (153)             195
       Loss (gain) on sale of property
         and equipment...................................         94              (137)             (24)
       Change in assets and liabilities:
         Decrease (increase) in accounts receivable .....      3,684            (5,009)           9,133
         (Increase) decrease in inventories..............    (35,248)           18,366           (3,008)
         Decrease (increase) in prepaid
           expenses and other current assets.............      1,560            (3,855)            (303)
         (Decrease) increase in accounts payable
           and accrued liabilities.......................     (1,373)            7,768          (16,864)
                                                           -----------       -----------       -----------
Total adjustments........................................    (26,614)           31,529           (6,499)
                                                           -----------       -----------       -----------
         Net cash (used in) provided by
           operating activities..........................    (23,794)           24,708           (9,476)
                                                           -----------       -----------       -----------

Cash Flows From Investing Activities:
       Proceeds from sale of property and equipment               86               213              280
       Acquisition of property, plant and equipment......    (17,998)           (5,184)          (7,290)
       (Increase) decrease in equipment lease deposits          (475)              464             (658)
                                                           -----------       ------------      ----------
         Net cash used in investing activities...........    (18,387)           (4,507)          (7,668)
                                                           -----------       ------------      ----------

Cash Flows From Financing Activities:
    Short-term borrowings................................     30,000            10,000           38,000
    Payment of short-term borrowings.....................     (7,000)          (10,000)         (38,000)
    Proceeds from issuance of long-term debt.............     25,000               282           25,000
    Purchase of treasury stock...........................     (1,339)               --               --
    Sale of Common Stock.................................        337                21              785
    Decrease in funds restricted for capital projects....      2,342             3,682              489
    Payment of long-term debt and
       capital lease obligations.........................     (5,377)          (29,935)          (5,080)
    Other................................................         --                --             (244)
                                                           -----------       -----------       -----------
       Net cash provided by (used in)
         financing activities............................     43,963           (25,950)          20,950
                                                           -----------       -----------       -----------

    Net increase (decrease) in cash and cash equivalents       1,782            (5,749)           3,806
    Cash and cash equivalents at beginning of year.......        967             6,716            2,910
                                                           -----------       -----------       -----------
    Cash and cash equivalents at end of year.............  $   2,749         $     967         $  6,716
                                                           ===========       ===========       ===========

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders' Equity         ONEITA INDUSTRIES, INC.


                                                                              Common Stock

                                                                               Capital in
                                                   Number         Par          Excess of    Retained     Treasury
                                                   of Shares      Value        Par Value    Earnings       Stock
                                                   --------------------------------------------------------------
                                                                     (In Thousands, except share amounts)

BALANCES, as of
    September 30, 1992........................     6,508,343      $1,627       $63,113      $20,276        $    --
       Net loss...............................            --          --            --       (2,977)            --
       Exercise of stock options..............       119,751          30           755           --             --
       5% stock dividend on Common Stock             328,473          82         5,314       (5,398)            --
                                                   ----------     -------      --------     --------       -------

BALANCES, as of
    September 30, 1993........................     6,956,567       1,739        69,182       11,901             --
       Net loss...............................            --          --            --       (6,821)            --
       Exercise of stock options..............         4,254           1            20           --             --
                                                  ----------     --------      ---------    ---------      --------

BALANCES, as of
    September 30, 1994........................     6,960,821       1,740         69,202        5,080            --
        Net income............................            --          --             --        2,820            --
        Exercise of stock options.............        38,085          10            327           --            --
        Purchase of treasury stock............            --          --             --           --        (1,339)
                                                  ----------     --------      ---------    ----------     --------

BALANCES, as of
    September 30, 1995........................     6,998,906      $1,750        $69,529      $ 7,900       $(1,339)
                                                  ==========     ========      ========     =========     =========



    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated  Financial Statements
(In Thousands,  except share and per share amounts)
(1) Summary of significant accounting policies:

BASIS OF PRESENTATION -

    The consolidated financial statements of Oneita Industries, Inc. (the Company) include the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

CASH FLOWS -

    The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were $3,565, (net of approximately $500 capitalized interest for property additions), $4,234 and $4,813 in fiscal 1995, 1994, and 1993, respectively. Cash payments for income taxes were $5,277, $231 and $784 in fiscal 1995, 1994, and 1993, respectively.

INVENTORIES -

    Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The Company uses the last-in, first-out method for valuing its inventories. No significant change would result if the Company valued its entire inventory using the first-in, first-out method. See note 9 for a discussion of the potential impact of liquidity issues on inventory values. Inventories are comprised of the following:


                                                              September 30,
                                                        1995               1994
                                                    ---------------------------
Finished goods...............................        $ 58,537         $  31,754
Work in process..............................          17,495            10,249
Raw materials and supplies...................           3,936             2,717
                                                   ----------         ---------
                                                     $ 79,968          $ 44,720
                                                   ==========         =========

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


                                                               September 30,
                                                       1995                1994
                                                    ---------------------------

Land, buildings and building improvements.....        $13,526          $11,965
Machinery and equipment.......................         39,349           26,385
Leasehold improvements.........................         2,824            2,467
                                                     ---------        ---------
                                                       55,699           40,817
Less-accumulated depreciation and amortization.       (17,701)         (14,347)
                                                     ---------        ---------
                                                       37,998           26,470

Leased property and equipment under capital
leases less accumulated amortization of
9,339 at September 30, 1995 and $8,419 at
September 30, 1994............................          5,762            3,965
                                                    ----------         --------
                                                      $43,760          $30,435
                                                    ==========         ========

    Fourth quarter results for 1994 include a non-cash pretax charge of $3,136 (included in the restructuring charge discussed in Note 5) related to asset write-downs and write-offs. Certain assets were evaluated and the net book value of these assets was adjusted to the estimated fair market value.
    Maintenance and repairs related to the Company's property, plant and equipment amounted to $2,615, $2,473 and $1,975 for the years ended September 30, 1995, 1994 and 1993, respectively.

GOODWILL -
    During 1994, the Company changed its accounting method for evaluating the impairment of intangible assets from a recoverability through future operations method to a fair value method. As a result of this change, the Company wrote-off $6,651 of goodwill during the fourth quarter ended September 30, 1994.

Goodwill at September 30, 1995 and 1994 include costs in excess of net assets acquired of $419 and $435, respectively, which is net of accumulated amortization of $105 and $89, respectively. The goodwill is being amortized on a straight-line basis over 40 years. The net carrying amount of goodwill approximates its estimated fair value.

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

    The following table summarizes the provision (benefit) for federal and state taxes on income:


                                                     Years Ended September 30,
                                                 1995         1994         1993

Current:
    Federal...............................     $1,490     $  1,129      $(1,703)
    State.................................        194            8         (227)
                                               -------     --------     --------
                                                1,684        1,137       (1,930)
Deferred:
    Federal..............................        (132)      (1,110)         298
    State................................           0            0            0
                                               --------    --------     --------
                                                 (132)      (1,110)         298
                                               --------    --------     --------
Net tax provision (benefit)                    $1,552      $    27      $(1,632)
                                               ========    ========     ========

    The effective income tax rate differs from the United States federal statutory rate as follows:


                                                     Years Ended September 30,
                                                 1995         1994         1993
                                              ----------------------------------

United States federal statutory
    rate (benefit)............................  35.0%       (35.0%)      (34.8%)
State and local income taxes..................   2.9         (0.1)        (3.3)
Goodwill amortization.........................   0.1         35.2          1.8
Other.........................................  (2.5)         0.3          0.9
                                               ------       -------     --------
                                                35.5%         0.4%       (35.4%)
                                               ======       =======     ========

    Significant components of deferred income taxes are as follows:

                                                       September 30,
                                                   1995                1994
                                                  ----------------------------


Current deferred taxes applicable to:
    Benefit plan accruals                         $1,128              $1,101
    Other                                            523                (612)
                                                 -------             --------
                                                 $ 1,651              $  489
                                                 =======             ========

Noncurrent deferred taxes applicable to:
 Depreciation and amortization differences       $ 3,271              $ 2,289
 Asset revaluations                                 (959)                (959)
 Other                                               960                  910
                                                 --------            ---------
                                                 $ 3,272              $ 2,240

                                                 ========             ========


RECLASSIFICATIONS -

       Certain balances in the prior year financial statements have been reclassified to conform with the 1995 presentation.

EARNINGS PER SHARE -

       Net income per share is calculated using the weighted average number of shares of Common Stock outstanding during each period, adjusted to reflect the dilutive effect of shares issuable for stock options.

(2)  Accrued Liabilities:

            At September 30, 1995 and 1994 accrued liabilities included $665 and $1,521, respectively, for payroll and $1,016 and $1,110, respectively, for interest.

(3) Long-term debt and capital lease obligations:

                                                            September 30,
                                                     --------------------------
                                                     1995                 1994
Long-term debt -
    Notes payable to banks................         $25,000          $       --
    Senior promissory notes...............          10,769              13,846
    Land and building mortgages...........             193                 921
Capital leases -
    Industrial development  bonds........            5,530               7,050
    Other................................              641                 693
                                                  ---------           ---------
                                                    42,133              22,510
       Less current portion..............            4,729               5,377
                                                  ---------           ---------
                                                   $37,404             $17,133
                                                  =========           =========

     In March 1993, the Company borrowed $25,000 pursuant to a seven-year loan agreement with two of its banks. The maximum amount available under the agreement is $25,000 through February 1997 with annual reductions through February 2000. Interest is charged under variable rate options which approximate the bank's prime rate. The loan agreement contains certain financial covenant and ratio requirements such as minimum working capital and net worth and debt to equity and debt coverage as defined.

     In December 1988, the Company entered into a $20,000 loan agreement with an institutional lender which provides for interest at a fixed rate of 10.84%. The principal is due in semi-annual payments of $1,539. The loan agreement contains certain financial ratio and covenant requirements such as minimum working capital, debt to equity and debt coverage, as defined, and stock redemptions and dividend limitations. At September 30, 1995, approximately $2,600 was available for cash redemptions and dividends on the Company's Common Stock.

     The following are maturities of long-term debt outstanding at September 30, 1995 for each of the succeeding five years:


          1996      .................................       $  3,214
          1997      .................................          8,081
          1998      .................................          8,082
          1999      .................................          9,043
          2000      .................................          7,506

     In October 1989, the Company entered into a $10,000 capital lease obligation with the Industrial Development Board of the City of Fayette, Alabama through whom industrial development revenue bonds were issued. The bonds bear interest and fees at a fixed rate of 8.2% per year. The principal is due in quarterly payments of $313. Proceeds from the issuance of the bonds are restricted for the related capital expansion program and $1,018 of such proceeds are available at September 30, 1995.

     Future minimum payments under capital lease obligations consist of the following at September 30, 1995:


          1996      .................................       $  1,967
          1997      .................................          1,871
          1998      .................................          1,629



          1999      .................................          1,436
          2000      .................................             91
          Later years................................            380
                                                            --------
         Total minimum lease payments ...............          7,374
         Less amount representing interest ..........          1,203
                                                            --------
         Present value of net minimum lease payments
         (including current portion of $1,515).......         $6,171
                                                            ========

     The Company has uncommitted bank lines of credit totaling $30,000 which currently provide for interest at below the prime rate. During fiscal 1995, 1994 and 1993, the maximum amount of short-term borrowings outstanding was $30,000, $10,000 and $38,000, the average amount outstanding was $17,436, $2,334 and $16,055, respectively, and the weighted average interest rate was 6.9%, 5.2%, and 4.9%, respectively. Average amounts outstanding were determined by using daily balances and the weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding. At September 30, 1995, $23,000 was outstanding under these lines.

    At September 30, 1995, the Company was in compliance with all financial ratio and covenant requirements for its various loan agreements, except a debt coverage ratio for an outstanding letter of credit agreement. A waiver for this exception has been granted.

 (4)  Stock options:

     The Company has an Incentive Stock Option Plan (the "Option Plan"), which was approved by the shareholders in 1988, under which 514,652 shares of Common Stock have been reserved for grants to directors, officers and key employees. The prices for the shares covered by each option will not be less than 100% of the fair market value at date of grant. Options expire five years from the date of grant and become exercisable in installments as determined by the Board of Directors commencing one year after date of grant. No charges or credits to income are made with regard to options granted under the Option Plan.

     Transactions under the Option Plan are as follows -

                                                    Number            Option
                                                  of Shares            Price
                                                  ----------------------------
Outstanding at September 30, 1993..............   115,945     $4.94 to $15.24
    Granted....................................   102,400     $6.625 to $7.50
    Exercised..................................    (4,254)    $4.94
    Terminated.................................   (85,732)    $7.20 to $15.24
                                                  --------

Outstanding at September 30, 1994..............   128,359     $6.26 to $9.15
    Granted....................................    54,985     $12.375
    Exercised..................................   (19,463)    $6.26 to $9.15
    Terminated.................................    (6,000)    $6.625 to $12.375
                                                 ---------
Outstanding at September 30, 1995..............   157,881     $6.625 to $12.375
                                                 =========

    The outstanding options expire at various dates through 2000. At September 30, 1995 options for 59,984 shares are exercisable at $6.625 to $8.375 per share and there are 140,890 options available for grant.

    In 1990, the Company's shareholders approved a Non-Qualified Stock Option Plan under which 453,876 shares of Common Stock have been reserved for grants. Options expire five years after date of grant and become exercisable in installments as determined by the Board of Directors.

    Transactions under the Non-Qualified Stock Option Plan are as follows-


                                                    Number           Option
                                                  of Shares          Price
                                                 ------------------------------

Outstanding at
    September 30, 1993........................    229,533    $6.26 to $15.36
    Granted...................................    114,900    $6.625 to $8.375
    Terminated................................   (170,240)   $6.625 to $15.36
                                                 ---------



Outstanding at
    September 30, 1994........................    174,193     $6.26 to $15.36
    Granted...................................    108,215     $11.50 to $12.375
    Exercised.................................    (18,622)    $6.26 to $9.15
    Terminated................................    (12,300)    $6.625 to $15.36
                                                 ---------

Outstanding at
    September 30, 1995........................    251,486     $6.625 to $15.36
                                                 =========

     The outstanding options expire at various dates through 2000. At September 30,1995, options for 88,484 shares are exercisable at $6.625 to $15.36 per share and there are 145,350 options available for grant.

     In February 1994, the Board of Directors approved the Outside Directors Stock Option Plan for Oneita Industries, Inc. (the "Directors Plan") under which 60,000 shares of Common Stock have been reserved for grants to outside directors. The Directors Plan provides for automatic annual grants of 2,000 options to each outside director except for the initial 3,500 options granted to each outside director. The price for the shares covered by each option will not be less than 100% of the fair market value at the date of grant. Options expire five years from the date of the grant and become exercisable after the first anniversary of the grant.

(5)  Consolidation and Restructuring charges:

     The operating results for the year ended September 30, 1994 reflect a pretax charge of $4,080 for the write-down of facilities to their fair market value that the Company intends to sell or abandon after usable machinery and equipment is redeployed and the transitional costs related to the reorganization of certain administrative functions.

     The operating results for the year ended September 30, 1993 reflect a pretax charge of $7,500 to streamline and consolidate the Company's manufacturing operations. The charge reflects the costs of equipment relocation, staff reductions and retraining and transitional employee salaries and benefits.

(6)  Line of business:

     The Company operates in one business segment - the manufacture and sale of apparel products such as activewear and infantswear. Sales to one customer were 17.1%, 16.2% and 13.9% of net sales in the years 1995, 1994 and 1993, respectively. Sales to another customer amounted to 10.5% of net sales in 1994. The Company has incurred advertising expenses of $2,962, $2,500 and $1,800 for the years ended September 30, 1995, 1994 and 1993, respectively.

(7)  Commitments:

     The Company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses relating to increases in real property taxes.

     Future minimum payments under noncancelable operating leases consist of the following at September 30, 1995:


          1996      ....................................             $ 5,470
          1997      ....................................               4,339
          1998      ....................................               3,332
          1999      ....................................               2,955
          2000      ....................................                 977
          Later years...................................                 119
                                                                     ---------
                                                                     $17,192

     Rent expense for all operating leases was $6,475, $6,549 and $5,968 for the years ended September 30, 1995, 1994 and 1993, respectively.

     The Company commits to acquire its yarn requirements, generally at fixed prices, by contracts covering one to two years. As of September 30, 1995, the Company has outstanding commitments of approximately $31,800 to acquire yarn. These contracts expire at various dates through 1996.

     Two officers of the Company have employment agreements for terms ending in 1997. The agreements provide for salary and, under certain conditions, incentive bonuses. The agreements also provide that in the event there is a change in the control of the Company, as defined therein, the officers have the option to terminate the agreements and receive a lump sum payment based upon the compensation paid during the last fiscal year prior to exercising this right. As of September 30, 1995, the amount payable in the event of such termination would be approximately $1,493.

(8)  Quarterly financial information (unaudited):

                                                                        Quarter Ended
                                                Sept. 30,         June 30,          March 31,      Dec. 31,
                                                  1995              1995              1995           1994
                                                ------------------------------------------------------------

Net sales...................................    $37,430           $45,548            $51,952        $40,106

Gross profit................................      1,474             8,891              9,987          7,864

Net income (loss)...........................     (2,783)            2,116              2,109          1,378

Net income (loss) per share.................      $(.40)             $.30               $.30           $.20


                                                                         Quarter Ended
                                                 Sept. 30,         June 30,          March 31,      Dec. 31,
                                                   1994              1994              1994           1993
                                                 ------------------------------------------------------------

Net sales...................................    $53,890           $61,165            $44,179        $34,225

Gross profit................................      8,497             6,705              6,663          5,543

Net income (loss)...........................     (7,984)              483                327            353

Net income (loss) per share.................     $(1.14)             $.07               $.05           $.05


Net income (loss) per share amounts are computed independently for each of the quarters presented, on the basis described in Note 1. The sum of the quarters may not be equal to the full year net income (loss) per share amounts.

Net loss for the fourth quarter of fiscal 1994 included an after-tax loss of $2,519 for a restructuring charge and $6,651 for goodwill write-off as described in Note 6 and Note 1, respectively.

(9)  Liquidity and Subsequent Transactions :

     As discussed in Note 8, the Company experienced a loss of $2,783 in the fourth quarter of 1995. Market pressures that resulted in reduced sales volumes and prices and in losses are continuing in fiscal 1996. Reduced sales volume, continuing operating losses and increases in inventories have resulted in the Company exceeding certain financial covenant requirements in various loan agreements. In contemplation of the completion of the transactions discussed below, the Company has obtained waivers for non-compliance with these covenants or the covenants have been modified such that the Company is in compliance.

       In order to improve liquidity and strengthen the Company's balance sheet, the Board of Directors has approved a $75 million refinancing of existing debt, which includes an $11,250,000 equity infusion into the Company through a rights offering to stockholders. Existing stockholders will be given the opportunity to maintain their current ownership percentage by receiving the right to subscribe to shares at $7.00 per share on the basis of one share of Oneita common stock for each four shares of stock presently held. Avondale Mills, Inc., the Company's largest raw material supplier and Robert M. Gintel, the Company's Chairman of the Board, have agreed to subscribe to all shares not purchased by existing shareholders. In no event will Oneita issue more than 1,607,143 shares of stock in connection with the rights offering, which will represent 18.9 percent of the then 8,485,649 shares outstanding. The rights offered to shareholders will be non-transferable and non-tradeable. The $11,250,000 proceeds from the rights offering will be used to prepay certain of the subordinated notes described below.

       The Company has entered into an agreement with Avondale Mills, Inc. and Robert Gintel to issue 10% subordinated notes in the principal amount of $15,000,000 maturing January 31, 1999, concurrently with the funding of the Company's new bank credit facility. The notes will be subordinate to the Company's bank debt and certain other senior debt. Subordinated notes in the amount of $7,500,000 to Avondale and $3,750,000 to Gintel will be prepaid from the proceeds of the rights offering. In the event the rights offering is not consummated by May 31, 1996, Avondale and Gintel will have the right to convert these $11,250,000 of notes into shares of Oneita Common Stock at $7.00 per share. In connection with the $3,750,000 subordinated note to Gintel which will remain outstanding after the rights offering, the Company will also issue to Gintel warrants to purchase 125,000 shares of Oneita Common Stock at $7.00 per share. The proceeds from issuance of the notes will be used for working capital and capital expenditures.

       The Company has received a commitment from its lenders to make available to the Company $60,000,000 under a new revolving line of credit. The proceeds of the new debt will be used to pay off an existing bank credit facility and existing short-term bank lines totaling $50,000,000 at November 1995. The additional $10,000,000 of the proceeds will be used for working capital and capital expenditures. The new revolving line of credit will be collateralized by inventories and accounts receivable and will mature on December 31, 1998.

       These transactions are expected to be completed during the second fiscal quarter of 1996; however, no assurance can be given that the above-described transactions will be consummated on the terms described above or otherwise. In the event that this debt refinancing cannot be consummated in a timely manner, the Company expects that it would cancel delivery of approximately $7,000 of equipment related to the Fayette project and may be forced to reduce inventory levels in advance of planned deliveries by either further curtailment of production or by accelerating customer deliveries by discounting prices below its inventory and production costs. It is anticipated that the above actions along with funds generated by operations would provide sufficient liquidity to meet the Company's obligations.

Schedule II

ONEITA INDUSTRIES, INC. AND SUBSIDIARIES - VALUATION AND
QUALIFYING ACCOUNTS
For The Years Ended September 30, 1995, 1994 And 1993
(In Thousands)


                                      Balance at     Additions Charged                         Balance
                                      Beginning      (Credited) to Costs     Deductions       at End of
Description                           of  Period        and Expenses         (Recoveries)       Period
                                      -------------------------------------------------------------------


For the Year Ended
September 30, 1995:
  Allowance for doubtful accounts      $1,006              $150                  $185           $  971

For the Year Ended
September 30, 1994:
  Allowance for doubtful accounts       1,024               (30)                  (12)           1,006

For the Year Ended
September 30, 1993:
  Allowance for doubtful accounts       1,131               106                   213            1,024


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                             ONEITA INDUSTRIES, INC.





                                   Form 10 - K




                             E X H I B I T  I N D E X




Exhibit
Number               Exhibit Description


3.1            Certificate of Incorporation (Exhibit
               3(a) of Form S-1 Registration Statement
               No. 33-16972)
3.2            By-Laws as amended (Exhibit 3.1 of Form
               10-Q for the quarter ended March 31, 1994)
10.1           Stock Option Plan (Exhibit 10(a) of Form
               S-1 Registration Statement No. 33-16972)
10.2           1989 Non-Qualified Stock Option Plan
               (Exhibit 10.2 of Annual Report on Form
               10-K for the year ended September 30, 1990)
10.3 Lease Agreement dated as of October 1, 1987, between the Registrant and Instrument
               Systems Corporation (Exhibit 10(d) of Form
               S-1 Registration Statement No. 33-16972)
10.4 Employment Agreement between the Registrant and Herbert J. Fleming, as amended
               (Exhibit 10.2 of Current Report on
               Form 8-K dated January 1, 1994)
10.5           Employment Agreement between Registrant
               and J. Roger Holland (Exhibit 10.4 of
               Form 10-Q for the quarter ended
               March 31, 1994)
10.6           Variable Amount of Grid Note Agreement
               dated April 3, 1995, between Registrant
               and First Union National Bank of South
               Carolina (Exhibit 10.1 of Form 10-Q for
               the quarter ended April 1, 1995)
10.7           Promissory Note dated April 26, 1995,
               between Registrant and National
               Westminster Bank, USA  (Exhibit 10.7
               of Form 10-Q for the quarter ended
               April 1, 1995


10.8           Single Payment Note dated January 1, 1995,
               between Registrant and Trust Company Bank
               (Exhibit 10.3 of Form 10-Q for the quarter
               ended April 1, 1995)
10.9           Equipment Lease Agreement dated as of
               May 16, 1988, between Registrant and
               NEMLC Leasing Associates No. 3
               (Exhibit 10(k) of Form S-1 Registration
               Statement No. 33-22488) amended as of
               December 1, 1988, and May 19, 1989
               (Exhibit 10.11 of Annual Report on
               Form 10-K for the year ended September
               30, 1990)
10.10          Note Agreement dated as of December
               20, 1988,  between  Registrant and an
               institutional  lender  (Exhibit  10.10
               of Annual Report on Form 10-K for the
               year ended September 30, 1988)
10.11          License Agreement dated October 24,
               1988, between Registrant and Health-tex,
               Inc. (Exhibit 10(k) of Form S-1 Registration
               Statement No. 33-30810)
10.12          Letter of Credit  Agreement  dated as
               of October 1, 1989,  between the
               Registrant  and Trust Company Bank
               (Exhibit  10.12 of Annual Report on
               Form 10-K for the year ended September
               30, 1989)
10.13          Lease  Agreement  dated  as  of  October
               1,  1989,   between  the Registrant  and
               the  Industrial  Development  Board of the
               City of Fayette, Alabama (Exhibit 10.13
               of the Annual Report on Form 10-K
               for the year ended September 30, 1989)
10.14          Guaranty  Agreement  dated as of
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


10.23          Amendment to Lease Agreement dated as of
               October 1, 1987,  between Registrant and
               Instrument  Systems  Corporation
               (Exhibit 10.24 of Annual Report on Form
               10-K for the year ended September 30, 1993)
10.24          Note Purchase Agreement dated as of
               December 28, 1995 among Registrant, Robert
               M. Gintel and Avondale Mills, Inc.*
10.25          Amendment No. 3 to Loan Agreement dated
               March 26, 1993 between Registrant and
               NatWest Bank, N.A. (formerly known as
               National Westminster Bank USA) and
               SunTrust Bank, Atlanta (formerly known
               as Trust Company Bank).*
10.26          Amendment to Note Agreement dated as of
               December 20, 1988 between Registrant
               and institutional lender*
10.27          Factoring Agreement dated December 27,
               1995 between Registrant and SunTrust Bank,
               Atlanta*
11             Computation of Earnings Per Share*
22             The following lists the Company's
               significant subsidiaries, all of which
               are wholly-owned by the Company. The
               names of certain subsidiaries which do
               not, when considered in the aggregate,
               constitute a significant subsidiary
               have been omitted.

                Name of Subsidiary                Jurisdiction of Incorporation
                ------------------                -----------------------------
                Oneita-Kinston Corp.              North Carolina
                Oneita-Strathleven Limited        Jamaica
                Oneita Freeport Limited           Jamaica
                Oneita Mexicana S.A. de C.V.      Chihuahua, Mexico
23             Consent of Arthur Andersen LLP*
27             Financial Data Schedule*

*       Filed herewith