Form 10-Q
period 1995-12-30
ONEITA INDUSTRIES INC
filed 1996-02-13
CIK 820957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, S.C. 20549


                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 1995
                                  OR
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

                     X      Yes                   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,878,506 shares of Common Stock as of February 12, 1996.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

     Condensed Consolidated Balance Sheets at
     December 30, 1995 and September 30, 1995 ...............    1

     Condensed Consolidated Statements of Income for the
     Three Months Ended December 30, 1995 and
     December 31, 1994 ......................................    3

     Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended December 30, 1995
     and December 31, 1994 ..................................    4

     Notes to Condensed Consolidated Financial Statements ...    5

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations ....................    6


PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings ............................    8

     Item 2:   Changes in Securities ........................    8

     Item 3:   Defaults upon Senior Securities ..............    8

     Item 4:   Submission of Matters to a Vote of Security
               Holders ......................................    8

     Item 5:   Other Information ............................    8

     Item 6:   Exhibits and Reports on Form 8-K .............    8

     Signature ..............................................    9

               ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)


                                                December 30,      September 30,
                                                   1995             1995
                                                (Unaudited)           (Note 1)
ASSETS

CURRENT ASSETS:

  Cash                                            $     45           $  2,749

  Refundable income tax                                ---              2,485

  Accounts receivable, less
    allowance for doubtful accounts                 28,267             29,438

  Inventories (Note 2)                              83,725             79,968

  Prepaid expenses and other
    current assets                                   5,221              4,765
                                                  --------           ---------

    Total current assets                           117,258            119,405

PROPERTY, PLANT AND EQUIPMENT,
  at cost, less accumulated
  depreciation and amortization                     43,596             43,760

NET ASSETS OF PLANTS HELD FOR SALE                   1,234                ---

OTHER ASSETS                                         1,646              1,852
                                                  --------           ---------

                                                  $163,734           $165,017
                                                  --------           ---------


     See notes to condensed consolidated financial statements

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                             December 30,        September 30,
                                                1995                  1995
                                             (Unaudited)            (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                             $ 25,000               $ 23,000
  Current portion of long term debt
     and capital leases                        5,266                  4,729
  Accounts payable                            15,002                 11,699
  Accrued liabilities                          5,173                  7,073
                                            --------               --------

    Total current liabilities                 50,441                 46,501

LONG-TERM DEBT AND CAPITAL
   LEASE OBLIGATIONS                          35,453                 37,404

DEFERRED INCOME TAXES                          3,374                  3,272

SHAREHOLDERS' EQUITY:
  Preferred Stock, Series I, par
    value $1.00 per share, 2,000,000
    shares authorized, none issued              ---                    ---
  Common Stock, $.25 par value,
    15,000,000 shares authorized,
    6,960,821 shares issued and
    outstanding at December 30, 1995
    and September 30, 1995                     1,750                  1,750

  Other shareholders' equity                  72,716                 76,090
                                            --------               --------

                                            $163,734               $165,017
                                            --------               --------

      See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   THREE MONTHS ENDED
                                          December 30,            December 31,
                                             1995                     1994


Net sales                                   $ 35,187                $ 40,106

Cost of sales                                 34,633                  32,242
                                            --------                --------

  Gross profit                                   554                   7,864

Selling, general and administrative
   expenses                                    4,693                   5,049

  Income(loss) from operations                (4,139)                  2,815

Interest expense, net of interest
  income of $64 in 1995 and $118
  in 1994                                     (1,300)                   (519)

  Income (loss) before provision for
    income taxes                              (5,439)                  2,296

Provision (benefit)for income taxes           (2,065)                    918
                                            ---------               ---------

  Net income (loss)                          $(3,374)                $ 1,378
                                            ---------               ---------

  Net income (loss) per share                  $(.49)                   $.20
     (Note 3)                                       ---------               ---------



      See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                       Three Months Ended
                                                  December 30,    December 31,
                                                     1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $(3,374)          $1,378
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by
    operating activities:
  Depreciation and amortization                       1,588            1,359
  Provision for losses on accounts receivable           ---              150
  Increase (decrease) in deferred income taxes          388             (898)
  Change in assets and liabilities                       30           (1,225)
                                                   ---------         ---------
      Net cash (used in) provided by
       operating activities                          (1,368)             764

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment       (2,516)          (2,215)
  Decrease (increase) in equipment
    lease deposits                                      642             (472)
  Proceeds from sale of property, plant
    and equipment                                         2              ---
                                                   ---------         ---------
      Net cash used in investing activities          (1,872)          (2,687)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Short-term borrowings                               2,000            5,000
  Purchase of treasury shares                           ---             (198)
  Proceed from issuance of long-term debt               219              ---
  Increase in funds restricted
    for capital projects                                ---              (74)
  Payment of long-term debt and capital
    lease obligations                                (1,633)          (1,940)
  Other                                                 (50)             ---
                                                   ---------        ---------
      Net cash provided by
       financing activities                             536            2,788

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                               (2,704)             865

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 2,749              967
                                                   ---------        ---------

CASH AT END OF PERIOD                               $    45            1,832
                                                   ---------        ---------

           See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)       Basis of Presentation  -

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1995.

(2)       Inventories  -

     Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following:

                                                December 30,     September 30,
                                                   1995              1995

 Finished goods .................                   $61,829          $58,537

 Work in process     .................               16,866           17,495

 Raw materials and supplies ......                    5,030            3,936
                                                    -------          -------
                                                    $83,725          $79,968

(3)   Net Income Per Share   -

     Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 6,883,598 and 7,026,002 for the three months ended December 30, 1995 and December 31, 1994, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations

     Net sales for the three months ended December 30, 1995 were $35.2 million as compared to $40.1 million in the comparable period of the prior year, a decrease of $4.9 million or 12.2%. The decrease was due to a reduction of customer orders for T-shirts as well as reduced prices resulting from activewear promotional pricing.

     Net sales of activewear were $27.5 million for the three months ended December 30, 1995 as compared to $33.0 million in the comparable period of the prior year, a decrease of $5.5 million or 16.7%. Net sales of T-shirts decreased by $6.0 million and sweatshirts increased $0.5 million. The T-shirt decrease was principally due to lower unit sales of T-shirts of $2.7 million as well as $3.3 million of reduced revenues attributable to promotional pricing. Sales of sweatshirts increased due to increased unit sales.

     Net sales of infantswear was $7.7 million for the three months ended December 30, 1995 compared to $7.1 million last year. The increase was due to sales of new products.

     Gross profit for the quarter ended December 30, 1995 of $0.6 million decreased $7.3 million from the comparable period of the prior year due to promotional pricing mentioned above as well as increased operating costs. Gross profit, as a percentage of net sales, decreased to 1.6% compared to 19.6% in the comparable period of the prior year due to the price decreases mentioned above (10.7%), costs associated with reduced production schedules (4.7%) and increased per unit operating costs (2.6%).

     Selling, general and administrative expenses for the three months ended December 30, 1995 decreased $0.4 million from the comparable period of the prior year due to lower sales related costs.

     Interest expense, net of interest income, for the first quarter of 1995 was $1.3 million compared to $0.5 million for the corresponding period last year. The increase was due primarily to higher average borrowings as well as higher borrowing rates.

Liquidity and Capital Resources

     Working capital was $66.8 million at December 30, 1995 compared to $72.9 million at September 30, 1995. The decrease was due primarily to current maturities of long-term debt and losses from operations.

     In order to improve liquidity and strengthen the Company's balance sheet, the Board of Directors has approved a $75 million refinancing of existing debt, which includes an $11.25 million equity infusion into the Company through a rights offering to stockholders. Existing stockholders will be given the opportunity to maintain their current ownership percentage by receiving the right to subscribe to shares at $7.00 per share on the basis of one share of Oneita common stock for each four shares of stock presently held. Avondale Mills, Inc., the Company's largest raw material supplier and Robert M. Gintel, the Company's Chairman of the Board, have agreed to subscribe to all shares not purchased by existing shareholders. In no event will Oneita issue more than 1,607,143 shares of stock in connection with the rights offering, which will represent 18.9 percent of the then 8,485,649 shares outstanding. The rights offered to shareholders will be non-transferable and non-tradeable. The $11.25 million proceeds from the rights offering will be used to prepay certain of the subordinated notes described below.

     In January 1996, the Company issued 10% subordinated notes to Avondale Mills, Inc. and Robert Gintel in the aggregate principal amount of $15 million maturing February 26, 1999, concurrently with the funding of the Company's new bank credit facility. The notes are subordinate to the Company's bank debt and certain other senior debt. Subordinated notes in the amount of $7.5 million to Avondale and $3.75 million to Gintel will be prepaid from the proceeds of the rights offering. In the event the rights offering is not consummated by May 31, 1996, Avondale and Gintel will have the right to convert these $11.25 million of notes into shares of Oneita Common Stock at $7.00 per share. In connection with the $3,750 subordinated note to Gintel which will remain outstanding after the rights offering, subject to stockholder approval, the Company will also issue to Gintel warrants to purchase 125,000 shares of Oneita Common Stock at $7.00 per share. The proceeds from issuance of the notes will be used for working capital and capital expenditures.

     In January 1996, the Company entered into a new agreement with its banks to borrow $60 million under a new revolving line of credit. The proceeds of the new debt were used to pay off an existing bank credit facility and existing short-term bank lines totaling $50 million. The additional $10 million of the proceeds will be used for working capital and capital expenditures. The new revolving line of credit will be collateralized by inventories and accounts receivable and will mature on January 26, 1999.

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

       None

Item 3 Defaults upon Senior Securities

       None

Item 4 Submission of Matters to a Vote of Security Holders

       None

Item 5 Other Information

       None

Item 6 Exhibits and Reports on Form 8-K

 (a)   Exhibits
 10.24 10% Initial Subordinated Note dated January 26, 1996 in the principal amount of $3,750,000 issued to Robert M. Gintel
 10.25 10% Subordinated Note dated January 26, 1996 in the principal amount of $3,750,000 issued to Robert M. Gintel

 10.26 10% Subordinated Note dated January 26, 1996 in the principal amount of $7,500,000 issued to Avondale Mills, Inc.
 10.27 Registration Rights Agreement dated January 26, 1996
       among the Company, Robert M. Gintel and Avondale Mills,
       Inc.
 10.28 $60,000,000 Revolving Credit Agreement dated January 26,
       1996 among the Company, SunTrust Bank, Atlanta, First
       Union National Bank of South Carolina and NatWest Bank
       N.A.
 10.29 $25,000,000 Promissory Note dated January 26, 1996 issued to SunTrust Bank, Atlanta
 10.30 $25,000,000 Promissory Note dated January 26, 1996 issued to First Union Bank of South Carolina
 10.31 $10,000,000 Promissory Note dated January 26, 1996 issued to NatWest bank N.A.
 10.32 Security Agreement dated January 26, 1996 among the
       Company, SunTrust Bank, Atlanta, First Union National
       Bank of South Carolina and NatWest Bank N.A. and the
       Prudential Insurance Company of America
 27        Financial Data Schedule
 (b)   No Reports on Form 8-K were filed during this quarterly period.

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


Date:  February 12, 1996