Form 10-Q
period 1996-03-30
ONEITA INDUSTRIES INC
filed 1996-05-17
CIK 820957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, S.C. 20549


                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996
                                OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   1-9734

                             ONEITA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                              57-0351045
- --------------------------------               -----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

4130 FABER PLACE DRIVE, SUITE 200, CHARLESTON, SC      29405
- ---------------------------------------------------    -----
(Address of principal executive offices)             (Zip Code)

                                (803) 529 - 5225
- ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.

                   X      Yes                   No
                -------                -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,878,506 shares of Common Stock as of April 30, 1996.

                                    FORM 10-Q
                                    ---------

                                TABLE OF CONTENTS
                                -----------------


PART I - FINANCIAL INFORMATION (Unaudited)
         ---------------------------------

     Condensed Consolidated Balance Sheets at
     March 30, 1996 & September 30, 1995 .....................   1

     Condensed Consolidated Statements of Income for the
     Three Months Ended March 30, 1996 and
     April 1, 1995 ...........................................   3

     Condensed Consolidated Statements of Income for the
     Six Months Ended March 30, 1996 and
     April 1, 1995 ...........................................   4

     Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended March 30, 1996
     and April 1, 1995 ......................................    5

     Notes to Condensed Consolidated Financial Statements ....   6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations .....................   8


PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings .............................   12

     Item 2:   Changes in Securities .........................   12

     Item 3:   Defaults upon Senior Securities ...............   12

     Item 4:   Submission of Matters to a Vote of Security
               Holders .......................................   12

     Item 5:   Other Information .............................   13

     Item 6:   Exhibits and Reports on Form 8-K ..............   13

     Signature ...............................................   14

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                               March 30,     September 30,
                                                 1996            1995
                                               ---------     --------------
                                              (Unaudited)      (Note 1)


ASSETS

CURRENT ASSETS:

  Cash                                         $  1,050       $  2,749

  Refundable income tax                             ---          2,485

  Accounts receivable, less
    allowance for doubtful accounts              38,103         29,438

  Inventories (Note 2)                           69,080         79,968

  Prepaid expenses and other
    current assets                                2,767          4,765
                                               --------       --------

    Total current assets                        111,000        119,405

PROPERTY, PLANT AND EQUIPMENT,
  at cost, less accumulated
  depreciation and amortization                  46,947         43,760

OTHER ASSETS                                      2,869          1,852
                                               --------       --------
                                               $160,816       $165,017
                                               ========       ========

     See notes to condensed consolidated financial statements

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                            March 30,         September 30,
                                              1996                1995
                                           (Unaudited)           (Note 1)
                                           -----------        -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                             $    ---            $ 23,000
  Current portion of long term debt
     and capital leases                        5,267               4,729
   Long-term debt in technical default
     classified as current (Note 3)           76,154                ---
  Accounts payable                            14,557              11,699
  Accrued liabilities                         11,749               7,073
                                           ---------           ---------
    Total current liabilities                107,727              46,501

LONG-TERM DEBT AND CAPITAL
   LEASE OBLIGATIONS                           3,971              37,404

DEFERRED INCOME TAXES                            ---               3,272

SHAREHOLDERS' EQUITY:
  Preferred Stock, Series I, par
    value $1.00 per share, 2,000,000
    shares authorized, none issued               ---                ---
  Common Stock, $.25 par value,
    15,000,000 shares authorized,
    6,998,906 shares issued and
    outstanding at March 30, 1996
    and September 30, 1995                     1,750               1,750
  Other shareholders' equity                  47,368              76,090
                                           ---------           ---------
                                            $160,816            $165,017
                                           =========           =========


    See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                            Three Months Ended
                                            -------------------
                                          March 30,       April 1,
                                            1996           1995
                                          ---------       --------


Net sales                                   $ 43,236       $ 51,952

Cost of sales                                 56,718         41,965
                                           ---------      ---------

     Gross profit                            (13,482)         9,987

Selling, general and administrative
   expenses                                    5,818          5,673

Restructuring charges (Note 5)                 5,301           ---
                                           ---------      ---------

     Income(loss) from operations            (24,601)         4,314

Interest expense, net of interest
  income of $202 in 1996 and $57
  in 1995                                      1,621            839
                                           ---------      ---------
     Income (loss) before provision for
       income taxes                          (26,222)         3,475


(Benefit) provision for income taxes            (874)         1,366
                                           ---------      ---------
     Net income (loss)                      $(25,348)       $ 2,109
                                           =========      =========

     Net income (loss) per share              $(3.68)         $ .30
                                           =========      =========
        (Note 6)


    See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                             Six Months Ended
                                          ------------------------
                                          March 30,       April 1,
                                            1996           1995
                                          ---------       --------


Net sales                                  $ 78,423       $ 92,058

Cost of sales                                91,351         74,207
                                          ---------      ---------


     Gross profit                           (12,928)        17,851

Selling, general and administrative
   expenses                                  10,511         10,722

Restructuring charges (Note 5)                5,301           ---
                                          ---------      ---------

     Income(loss) from operations           (28,740)         7,129

Interest expense, net of interest
  income of $266 in 1996 and $185
  in 1995                                     2.921          1,358
                                          ---------      ---------

     Income (loss) before provision for
       income taxes                         (31,661)         5,771

(Benefit) provision for income taxes         (2,939)         2,284
                                          ---------      ---------

     Net income (loss)                     $(28,722)       $ 3,487
                                          =========      =========

     Net income (loss) per share             $(4.17)         $ .50
                                             ======          =====
        (Note 6)


    See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                    Six Months Ended
                                                  ------------------------
                                                  March 30,       April 1,
                                                    1996            1995
                                                  ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                $(28,722)       $ 3,487
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
  Depreciation and amortization                       2,889          2,808
  Provision for losses on accounts receivable           200            300
  Decrease in deferred income taxes                  (1,621)        (1,662)
  Change in assets and liabilities                   12,777        (21,809)
                                                   --------       --------

      Net cash used in operating activities         (14,477)       (16,876)
                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment       (6,682)        (5,451)
  Decrease in equipment lease deposits                  883            408
  Proceeds from sale of property, plant
    and equipment                                        58              9
                                                   --------       --------
      Net cash used in investing activities          (5,741)        (5,034)
                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Short-term borrowings                               2,000         26,500
  Payment of short-term borrowings                  (25,000)          ---
  Proceeds from issuance of long-term debt
     (including $70,000 classified as current)       70,219           ---
  Purchase of treasury shares                           ---          (547)
  Sale of Common Stock                                  ---           330
  Increase in funds restricted
    for capital projects                                ---          (137)
  Payment of long-term debt and capital
    lease obligations                               (26,960)        (2,870)
  Other                                              (1,740)          ---
                                                   --------       --------
      Net cash provided by
       financing activities                          18,519         23,276
                                                   --------       --------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                               (1,699)         1,366

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 2,749            967
                                                   --------       --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $  1,050        $ 2,333
                                                   ========       ========

    See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation  -
     ---------------------

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1995.

(2)  Inventories  -
     -----------
  The Company has implemented a plan to reduce inventories levels and has recorded appropriate write-downs in the second fiscal quarter to reflect this decision.

  Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following:


                                              March 30,      September 30,
                                                1996             1995
                                              ---------      -------------

     Finished goods                             $50,199         $58,537
     Work in process                             15,177          17,495
     Raw materials and supplies                   3,704           3,936
                                               --------        --------
                                                $69,080         $79,968
                                               ========        ========

(3)  Long-term debt obligations in technical default classified as current -
     -------------------------------------------------------------
     At March 30, 1996, the Company was not in compliance with certain financial covenants arising under its January 1996 revolving credit agreement and under a loan agreement with an institutional lender. Accordingly these obligations, $55,000 and $6,154, respectively, are subject to acceleration by the lenders and have been classified as current. Also classified as current pursuant to cross default provisions are subordinated notes in the amount of $15,000. See liquidity discussion below.

(4)  Income Taxes -
     ------------
     An income tax benefit has been provided for the three month and six month periods ended March 30, 1996 to the extent of income taxes previously paid and refundable and to the extent of deferred income taxes previously provided.

(5)  Restructuring charges -
     ---------------------
     The operating results for the three and six month periods ended March 30, 1996 reflect a pretax charge of $5,301 for the write down of facilities to the fair market value and the estimated personnel transitional costs related to staff reductions recently implemented.


(6)  Net Income Per Share   -
     ---------------------
     Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 6,883,695 and 7,029,326 for the three months ended March 30, 1996 and April 1, 1995, respectively and 6,883,647 and 7,027,664 for the six months ended March 30, 1996 and April 1, 1995, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

     The Company incurred a loss in its second fiscal quarter ending March 30, 1996 of $25.3 million compared to net income of $2.1 million in the second quarter of last year. Included in the second quarter loss are charges and expenses of approximately $19.8 million including charges to write down certain inventories to their net realizable value ($14.5 million, see liquidity discussion below), and restructuring costs ($5.3 million) related to the shutdown of two facilities located in South Carolina and reductions in administrative and supervisory staff. The operating loss of $5.5 million, before these charges, for the second quarter was caused by previously announced price decreases, reduced unit sales and by high production costs caused primarily by reduced and curtailed operating schedules. In May 1996 the Company reduced its administrative and supervisory staff by approximately 100 persons which is expected to yield an estimated annual savings of approximately $4 million.

     Net sales for the three months ended March 30, 1996 were $43.2 million as compared to $52.0 million in the comparable period of the prior year, a decrease of $8.8 million or 16.9%. The decrease was due to a reduction of customer orders as well as reduced prices. Net sales of activewear were $34.9 million for the three months ended March 30, 1996 as compared to $43.3 million in the comparable period of the prior year, a decrease of $8.4 million or 19.4%. The decrease was principally due to lower unit sales of $4.1 million as well as $4.3 million of reduced revenues attributable to reduced sales prices. Net sales to retail customers were $8.3 million for the three months ended March 30, 1996 compared to $8.7 million last year.

     Gross profit for the quarter ended March 30, 1996 of $(13.5) million decreased $23.5 million from the comparable period of the prior year due to the reduced pricing mentioned above and reduced unit sales as well as increased operating costs. Gross profit, as a percentage of net sales, decreased to (31.2%) compared to 19.2% in the comparable period of the prior year due to the price decreases mentioned above, costs associated with reduced production schedules, inventory valuation reserves, and increased per unit operating costs.

     Selling, general and administrative expenses for the three months ended March 30, 1996 increased $0.2 million from the comparable period of the prior year due to higher sales related costs.

     Interest expense, net of interest income, for the second quarter of 1996 was $1.6 million compared to $0.9 million for the corresponding period last year. The increase was due to higher average borrowings as well as higher borrowing rates.

     Net sales for the six months ended March 30, 1996 were $78.4 million as compared to $92.1 million in the comparable period of the prior year, a decrease of $13.7 million or 14.9%.

     Net sales of activewear were $62.4 million for the six months ended March 30, 1996 as compared to $76.3 million in the comparable period of the prior year, a decrease of $13.9 million or 18.2%. Net sales of T-shirts and sweatshirts decreased by $13.8 million and $0.1 million, respectively. The T-shirt decrease was principally due to lower unit sales of T-shirts of $6.1 million as well as $7.4 million of reduced revenues attributable to promotional pricing. Sales of sweatshirts decreased slightly due to $0.7 million of reduced revenues attributable to promotional pricing partially offset by increased unit sales of $0.6 million. Net sales to retail customers were $16.0 million for the six months ended March 30, 1996 compared to $15.8 million last year.

     Gross profit for the six months ended March 30, 1996 of $(12.9) million decreased $30.8 million from the comparable period of the prior year. Gross profit, as a percentage of net sales, decreased to (16.5%) compared to 19.4% in the comparable period of the prior year due to the reasons set forth above.

     Selling, general and administrative expenses for the six months ended March 30, 1996 decreased $0.2 million from the comparable period of the prior year.

     Interest expense, net of interest income, for the six months ended March 30, 1996 was $2.9 million compared to $1.4 million for the corresponding period last year. The increase was due to higher average borrowings as well as higher interest rates.

Liquidity and Capital Resources
- -------------------------------

     Working capital was $3.3 million at March 30, 1996 compared to $72.9 million at September 30, 1995. The incurrence of additional indebtedness pursuant to a new revolving credit agreement and subordinated notes during the second fiscal quarter was offset by the reclassification of this long-term debt as current due to the technical default mentioned below resulting in the decrease in working capital.

     In January 1996, the Company issued 10% subordinated notes to Avondale Mills, Inc. and Robert Gintel in the aggregate principal amount of $15.0 million maturing February 26, 1999, concurrently with the funding of the Company's new bank credit facility. The notes are subordinate to the Company's bank debt and certain other senior debt.

     Subordinated notes in the amount of $7.5 million to Avondale and $3.75 million to Gintel were to be prepaid from the proceeds of a proposed rights offering under which stockholders were to be given the opportunity to maintain their current ownership percentage by receiving the right to subscribe to shares at $7.00 per share on the basis of one share of Oneita common stock for each four shares of stock presently held. In light of the operating loss for the quarter and the decrease in the market price per share of the Company's common stock, the Board of Directors has determined to defer the proposed rights offering indefinitely. In connection with the $3.75 million subordinated note to Gintel which was not to be repaid from the proceeds of the rights offering, the Company has issued Gintel warrants to purchase 125,000 shares of Oneita Common Stock at $7.00 per share. The proceeds from issuance of the subordinated notes have been used for working capital and capital expenditures.

     In January 1996, the Company borrowed $60.0 million under a new revolving credit agreement with its banks of which $55.0 million was outstanding on March 30, 1996. The proceeds of the new debt were used to pay off an existing bank credit facility and existing short-term bank lines totaling $50.0 million. The additional proceeds were used for working capital and capital expenditures. The new revolving line of credit is collateralized by inventories and accounts receivable and has a maturity date of January 26, 1999. At March 30, 1996, the Company was not in compliance with certain financial covenants arising under the new revolving credit agreement and under a loan agreement with an institutional lender. Accordingly, these obligations, $55.0 million and $6.2 million, respectively, are subject to acceleration by the lenders and have been classified as current liabilities. Also classified as current liabilities under a cross default provision with the revolving credit agreement are the subordinated notes discussed above in the amount of $15 million. The Company has received a letter from its banks expressing a willingness to negotiate an amendment to the new credit facility by modifying the financial covenant requirements and extend the collateral to include the Company's property, plant and equipment; however, there is no assurance that any proposed amendment can be finalized on terms satisfactory to the Company or otherwise. No such communication has been received from the institutional lender or the subordinated note holders.

     Capital expenditures were $ 4.2 million for the three month period ended March 30, 1995 and $6.7 million for the six month period ended March 30, 1996 and primarily were directed to the expansion of the Company's new textile manufacturing plant in Fayette, Alabama. Cost to complete this project of approximately $2.5 million is expected to be incurred in the second half of fiscal 1996.

     During fiscal 1995 and the first six months of fiscal 1996, the Company's inventories increased by $24.4 million to $69.0 million. While $5.0 million of the increase was planned due to new styles and other customer service requirements, most of the increase was due to reduced deliveries because of reduced customer demand and is in excess of requirements to support current levels of customer demand. Because of the continued operating losses resulting from lower than expected unit sales and selling prices, the Company's bank financing is not sufficient to continue to carry this inventory until it can be sold in the ordinary course of business while continuing acceptable plant operating schedules. The Company has implemented a plan to reduce these inventories and has recorded appropriate write-downs in the second fiscal quarter.

     The Company's liquidity requirements, consisting primarily of capital expenditures and seasonal working capital requirements, are expected to be financed from operating cash flow and existing debt arrangements, as amended or refinanced. However, no assurance can be given that sufficient debt financing will be available to the Company on satisfactory terms. In the event debt financing is not available, the Company may be forced to reduce inventory levels even further by either additional curtailment of production or the acceleration of customer deliveries by offering additional discounts. It is anticipated that these actions will generate sufficient liquidity to meet the Company's obligations; however no assurance can be given in this regard.

     Except for historical information contained herein, the matters set forth are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the Company's ability to obtain amendments to its existing lending agreements, the level of consumer spending for apparel, the amount of sales of the Company's activewear products, the competitive pricing and promotional campaign environment within the basic apparel segment of the apparel industry, yarn price fluctuations and the financial strength of the retail industry.

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

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings
          -----------------
          None

Item 2    Changes in Securities
          ---------------------
          None

Item 3    Defaults upon Senior Securities
          -------------------------------
          See "Management's Discussion and Analysis of Financial
          Condition and Results of Operations - Liquidity and Capital
          Resources."

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          (a) The Registrant held its Annual Meeting of Stockholders on February 27, 1996.

          (b) Seven directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1997. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:


               NAME                 VOTES FOR   VOTES WITHHELD
               ----                 ---------   --------------

               Robert M. Gintel     6,425,790      72,047
               Herbert J. Fleming   6,425,790      72,047
               Meyer A. Gross       6,425,790      72,047
               Lewis Rubin          6,425,790      72,047
               John G. Hudson       6,425,640      72,197
               H. Varnell Moore     6,425,790      72,047
               Jack R. Altherr, Jr. 6,425,790      72,047

               The stockholders approved a proposal to approve the issuance of warrants to purchase 125,000 shares of Common Stock to Robert M. Gintel:


               VOTES FOR        VOTES AGAINST       ABSTAIN
               ---------        -------------       -------

               5,340,122          152,922            7,500




               In addition, the stockholders approved a proposal to approve and adopt the Company's Employee Stock Purchase Plan:

               VOTES FOR        VOTES AGAINST      ABSTAIN
               ---------        -------------      -------

               6,206,893           63,746           5,265


Item 5    Other Information
          -----------------
          During the quarter ended March 30, 1996 the Company announced several senior management changes. Michael Billingsley was named President and Chief Executive Officer of Oneita Industries and was appointed to Oneita's Board of Directors. Mr. Billingsley, age 44, came to Oneita from Avondale Mills, Inc. where he was Corporate Vice President and President of Avondale Yarns. Herbert J. Fleming, former President, Joe E. Brinson, former Executive Vice President of Operations, and James L. Ford, former Chief Financial Officer, are no longer officers of the Company.

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits

          27.  Financial Data Schedule

          (b)  Reports on Form 8-K during the quarter ended March 30, 1996:

          None

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ONEITA INDUSTRIES, INC.


                                        By: /s/ C. Michael Billingsley
                                           ---------------------------
                                        C. Michael Billingsley
                                        President and Chief
                                        Executive Officer


                                        By: /s/ E. Franklin Impson, Jr
                                            ---------------------------
                                        E. Franklin Impson, Jr.
                                        Vice-President and Controller
                                        (Principal Accounting Officer)


Date:  May 17, 1996