Form 10-Q
period 1996-06-29
ONEITA INDUSTRIES INC
filed 1996-08-13
CIK 820957

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, S.C.  20549


                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996
                                       OR
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

                    X Yes                   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,878,506 shares of Common Stock as of July 31, 1996.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

 Condensed Consolidated Balance Sheets at
 June 29, 1996 & September 30, 1995 .....................             1

 Condensed Consolidated Statements of Operations for the
 Three Months Ended June 29, 1996 and
 July 1, 1995 ...........................................             3

 Condensed Consolidated Statements of Operations for the
 Nine Months Ended June 29, 1996 and
 July 1, 1995 ...........................................             4

 Condensed Consolidated Statements of Cash Flows for
 the Nine Months Ended June 29, 1996
 and July 1, 1995 .......................................             5

 Notes to Condensed Consolidated Financial Statements ...             6

 Management's Discussion and Analysis of Financial
 Condition and Results of Operations ....................             8


PART II - OTHER INFORMATION

 Item 1:   Legal Proceedings ............................             12

 Item 2:   Changes in Securities ........................             12

 Item 3:   Defaults upon Senior Securities ..............             12

 Item 4:   Submission of Matters to a Vote of Security
           Holders ......................................             12

 Item 5:   Other Information ............................             12

 Item 6:   Exhibits and Reports on Form 8-K .............             12

 Signature ..............................................             13

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                  June 29,      September 30,
                                                    1996             1995
                                                -----------     -------------
                                                (Unaudited)        (Note 1)
ASSETS

CURRENT ASSETS:

 Cash                                             $  4,896         $  2,749

 Refundable income tax                                 ---            2,485

 Accounts receivable, less
   allowance for doubtful accounts                  37,921           29,438

 Inventories (Note 2)                               56,665           79,968

 Prepaid expenses and other
   current assets                                    2,784            4,765
                                                  ---------        ---------

   Total current assets                            102,266          119,405

PROPERTY, PLANT AND EQUIPMENT,
 at cost, less accumulated
 depreciation and amortization                      46,041           43,760

OTHER ASSETS                                         2,572            1,852
                                                  ---------        ---------

                                                  $150,879         $165,017
                                                  ---------        ---------




     See notes to condensed consolidated financial statements

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                June 29,     September 30,
                                                 1996            1995
                                              -----------    -------------
                                              (Unaudited)       (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable                                 $    ---         $ 23,000
 Current portion of long term debt
     and capital leases                           5,214            4,729
   Long-term debt in technical default
 classified as current (Note 3)                  76,615              ---
 Accounts payable                                12,281           11,699
 Accrued liabilities                              9,302            7,073
                                               ---------        ---------

   Total current liabilities                    103,412           46,501

LONG-TERM DEBT AND CAPITAL
   LEASE OBLIGATIONS                              3,592           37,404

DEFERRED INCOME TAXES                               ---            3,272

SHAREHOLDERS' EQUITY:
 Preferred Stock, Series I, par
   value $1.00 per share, 2,000,000
   shares authorized, none issued                   ---              ---
 Common Stock, $.25 par value,
   15,000,000 shares authorized,
     6,998,906 shares issued and
   outstanding at June 29, 1996
   and September 30, 1995                         1,750            1,750
 Other shareholders' equity                      42,125           76,090
                                               ---------        ---------

                                               $150,879         $165,017
                                               ---------        ---------



      See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                       Three Months Ended
                                                    -------------------------
                                                     June 29,         July 1,
                                                       1996            1995
                                                     --------         --------


Net sales                                            $ 55,212         $ 45,548

Cost of sales                                          53,768           36,657
                                                     ---------        ---------

 Gross profit                                           1,444            8,891

Selling, general and administrative
   expenses                                             4,820            4,629
                                                     ---------        ---------

 Income(loss) from operations                          (3,376)           4,262

Interest expense, net of interest
  income of $59 in 1996 and $47
  in 1995                                               1,867            1,044
                                                     ---------        ---------

 Income (loss) before provision for
   income taxes                                        (5,243)           3,218

Provision for income taxes                                ---            1,102
                                                     ---------        ---------


      Net income (loss)                               $(5,243)         $ 2,116
                                                     ---------        ---------

      Net income (loss) per share                     $  (.76)         $   .30
                                                     ---------        ---------
          (Note 6)



      See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        Nine Months Ended
                                                     ------------------------
                                                     June 29,         July 1,
                                                       1996            1995
                                                     --------         -------

Net sales                                            $133,635        $137,606

Cost of sales                                         145,119         110,864
                                                     ---------       ---------

 Gross profit                                         (11,484)         26,742

Selling, general and administrative
   expenses                                            15,331          15,351

Restructuring charges (Note 5)                          5,301             ---
                                                     ---------       ---------
 Income(loss) from operations                         (32,116)         11,391

Interest expense, net of interest
  income of $325 in 1996 and $232
  in 1995                                               4,788           2,402
                                                     ---------       ---------
 Income (loss) before provision for
   income taxes                                       (36,904)          8,989

(Benefit) provision for income taxes                   (2,939)          3,386
   (Note 4)                                          ---------       ---------

 Net income (loss)                                   $(33,965)        $ 5,603
                                                     ---------       ---------

 Net income (loss) per share                          $ (4.94)         $  .80
     (Note 6)                                        ---------       ---------



      See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Nine Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
                                                         1996          1995
                                                       --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                     $(33,965)     $ 5,603
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
 Depreciation and amortization                            4,486        3,949
 Provision for losses on accounts receivable                400          450
 Decrease in deferred income taxes                       (1,621)        (441)
 Change in assets and liabilities                        20,255      (33,967)
                                                       ---------     ---------
      Net cash used in operating activities             (10,445)     (24,406)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of property, plant and equipment            (7,443)      (9,959)
 Decrease in equipment lease deposits                       883          408
 Proceeds from sale of property, plant
   and equipment                                            591           57
                                                       ---------     ---------
     Net cash used in investing activities               (5,969)      (9,494)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Short-term borrowings                                    2,000       30,000
   Payment of short-term borrowings                     (25,000)      (1,000)
 Proceeds from issuance of long-term debt
    (including $72,000 classified as current)            72,219       11,000
 Purchase of treasury shares                                ---       (1,339)
 Sale of Common Stock                                       ---          331
 Increase in funds restricted
   for capital projects                                     ---         (176)
 Payment of long-term debt and capital
   lease obligations                                    (28,931)      (4,810)
 Other                                                   (1,727)         ---
                                                       ---------     ---------
     Net cash provided by
      financing activities                               18,561       34,006
                                                       ---------     ---------

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                     2,147          106

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      2,749          967
                                                       ---------     ---------

CASH AND CASH EQUIVALENTS AT                            $ 4,896      $ 1,073
     END OF PERIOD                                     ---------     ---------


      See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   Basis of Presentation  -

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ended September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1995.

(2)   Inventories  -

     The Company implemented a plan to reduce inventories levels and recorded appropriate write-downs in the second fiscal quarter to reflect this decision.

     Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following:

                                                  June 29,        September 30,
                                                    1996              1995
                                                  --------        -------------

 Finished goods .................                 $37,547            $58,537

 Work in process..................                 15,907             17,495

 Raw materials and supplies ......                  3,211              3,936
                                                  ---------          --------
                                                  $56,665            $79,968

                                                  ---------          --------

(3)   Long-term debt in technical default classified as current -

     At June 29, 1996, the Company was not in compliance with certain financial covenants arising under its January 1996 revolving credit agreement and under a loan agreement with an institutional lender. Accordingly these obligations, $57,000 and $4,615, respectively, are subject to acceleration by the lenders and have been classified as current. Also classified as current pursuant to cross default provisions are subordinated notes in the amount of $15,000. See liquidity and capital resources discussion below.

(4)   Income Taxes -

     An income tax benefit has been provided for the nine month period ended June 29, 1996 to the extent of income taxes previously paid and refundable and to the extent of deferred income taxes previously provided.

(5)   Restructuring charges -

     The operating results for the nine month period ended June 29, 1996 reflects a pretax charge of $5,301 for the write down of facilities to the fair market value and the estimated personnel transitional costs related to staff reductions recently implemented.

(6)   Net Income Per Share   -

     Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 6,878,506 and 6,953,171 for the three months ended June 29, 1996 and July 1, 1995, respectively and 6,878,506 and 7,002,833 for the nine months ended June 29, 1996 and July 1, 1995, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

     The Company incurred a loss in its third fiscal quarter ending June 29, 1996 of $5.3 million compared to net income of $2.1 million in the third quarter of last year. The operating loss for the third quarter was primarily caused by previously announced price decreases.

     Net sales for the three months ended June 29, 1996 were $55.2 million as compared to $45.5 million in the comparable period of the prior year, an increase of $9.7 million or 21.3%. Net sales of activewear were $47.4 million for the three months ended June 29, 1996 as compared to $37.6 million in the comparable period of the prior year, an increase of $9.8 million or 26.1%. The increase was due to higher unit sales of $19.2 million offset by reduced selling prices of $9.5 million. Net sales to retail customers were $7.8 million for the three months ended June 29, 1996 compared to $7.9 million last year.

     Gross profit for the quarter ended June 29, 1996 of $1.4 million decreased $7.4 million from the comparable period of the prior year due to the reduced pricing mentioned above.

     Selling, general and administrative expenses for the three months ended June 29, 1996 increased $0.2 million from the comparable period of the prior year due to higher sales related costs.

     Interest expense, net of interest income, for the third quarter of 1996 was $1.9 million compared to $1.0 million for the corresponding period last year. The increase was due to higher average borrowings as well as higher interest rates.

     Net sales for the nine months ended June 29, 1996 were $133.6 million as compared to $137.6 million in the comparable period of the prior year, a decrease of $4.0 million or 2.9%.

     Net sales of activewear were $109.8 million for the nine months ended June 29, 1996 as compared to $113.9 million in the comparable period of the prior year, a decrease of $4.1 million or 3.6%. The decrease was principally due to $17.3 million of reduced revenues attributable to decreased prices and promotional pricing offset by an increase of unit sales of $13.9 million. Net sales to retail customers were $23.8 million for the nine months ended June 29, 1996 compared to $23.7 million last year.

     Gross profit for the nine months ended June 29, 1996 of $(11.5) million decreased $38.2 million from the comparable period of the prior year due to second quarter charges and expenses of approximately $14.8 million including charges to write down certain inventories to their net realizable value as well as reduced revenues attributable to decreased prices and promotional pricing. Gross profit, as a percentage of net sales, decreased to (8.6%) compared to 19.4% in the comparable period of the prior year due to the reasons set forth above.

     Included in the nine month loss were restructuring costs $(5.3) million related to the shutdown of two facilities located in South Carolina and reductions in administrative and supervisory staff. In May 1996 the Company reduced its administrative and supervisory staff by approximately 130 persons which is expected to yield an estimated annual savings of approximately $8 million.

     Selling, general and administrative expenses for the nine months ended June 29, 1996 remained the same as the comparable period of the prior year.

     Interest expense, net of interest income, for the nine months ended June 29, 1996 was $4.8 million compared to $2.4 million for the corresponding period last year. The increase was due to higher average borrowings as well as higher interest rates.

Liquidity and Capital Resources

     Working capital was $(1.1) million at June 29, 1996 compared to $72.9 million at September 30, 1995. The incurrence of additional indebtedness pursuant to a new revolving credit agreement and subordinated notes during the nine month period was offset by the reclassification of this long-term debt as current due to the technical default mentioned below resulting in the decrease in working capital.

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

     In January 1996, the Company borrowed $60.0 million under a new revolving credit agreement with its banks of which $57.0 million was outstanding on June 29, 1996. The proceeds of the new debt were used to pay off an existing bank credit facility and existing short-term bank lines totaling $50.0 million. The additional proceeds were used for working capital and capital expenditures. The new revolving line of credit is collateralized by inventories and accounts receivable and has a maturity date of January 26, 1999. At June 29, 1996, the Company was not in compliance with certain financial covenants arising under the new revolving credit agreement and under a loan agreement with an institutional lender. Accordingly, these obligations, $57.0 million and $4.6 million, respectively, are subject to acceleration by the lenders and have been classified as current liabilities. Also classified as current liabilities under a cross default provision with the revolving credit agreement are the subordinated notes discussed above in the amount of $15 million. The Company has received a letter from its banks expressing a willingness to negotiate an amendment to the new credit facility by modifying the financial covenant requirements and extend the collateral to include the Company's property, plant and equipment; however, there is no assurance that any proposed amendment can be finalized on terms satisfactory to the Company or otherwise. No such communication has been received from the institutional lender or the subordinated note holders.

     Capital expenditures were $0.7 million for the three month period ended June 29, 1996 and $7.4 million for the nine month period ended June 29, 1996 and primarily were directed to the expansion of the Company's new textile manufacturing plant in Fayette, Alabama.

     The Company's future liquidity requirements are expected to consist primarily of capital expenditures and seasonal working capital requirements. The Company's liquidity requirements are expected to be financed from operating cash flow and existing debt arrangements, as amended or refinanced. No assurance can be given that sufficient debt financing will be available to the Company on satisfactory terms or at all. The Company has reduced its work in process and finished goods inventories as well as its overall operating costs. In the past four months, annualized operating costs have been reduced by $8 million and inventory levels have been reduced to $57.2 million. The Company intends to continue to focus on these areas, as well as sales and marketing, manufacturing and quality improvements, in the coming months. The reduction in inventory and operating costs is expected to generate sufficient liquidity to meet the Company's obligations, however, no assurance can be given that will be the case.

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

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K
          (a) Exhibits

          27. Financial Data Schedule

          (b) Reports on Form 8-K during the quarter ended June 29,
              1996.

          None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ONEITA INDUSTRIES, INC.


                               By: /s/ C. Michael Billingsley
                                    C. Michael Billingsley
                                    President and Chief Executive
                                    Officer



                               By: /s/ E. Franklin Impson, Jr.
                                    E. Franklin Impson, Jr.
                                    Vice-President and Controller
                                    (Principal Accounting Officer)


Date:  August 13, 1996