Form 10-K
period 1996-09-28
ONEITA INDUSTRIES INC
filed 1996-12-26
CIK 820957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
___      OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 28, 1996 or
___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
         Commission File No. 1-9734

ONEITA INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

       Delaware                                57-0351045
       (State or other jurisdiction            (IRS Employer
       of incorporation or organization)       Identification Number)

       4130 Faber Place Drive, Suite 200       29405
       Ashley Corporate Center                 (Zip Code)
       Charleston, SC

       Registrant's telephone number including area code:   (803) 529-5225
       Securities registered pursuant to Section 12(b) of the act:

       Title of Class                  Name of Each Exchange on which registered
       Common Stock, $.25 par value    New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:   None

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days: Yes X No
              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K: _
              The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of November 29, 1996 was approximately $18,040,118.
              The number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 29, 1996 was 9,149,339 shares.
              Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                     PART I

ITEM ONE - BUSINESS (Dollars in thousands)

     Oneita Industries, Inc. (the "Company" or "Oneita") manufactures and markets high quality activewear and infantswear. Oneita's activewear includes T-shirts and sweatshirts for screen printing sold under the Oneita Power-T(R), Oneita Power 50 Plus(R), Oneita Power-Sweats(R) and Oneita Colorwear(TM) brand names. The Company estimates that it is the fourth largest manufacturer of branded imprinted T-shirts in the United States. Oneita's infantswear includes layette and playwear sold under brand names, including Soupcon(R), Oneita's Kids(R), Health-tex(R) Layette Collection and under private label. Activewear products are marketed to the imprinted sportswear industry and to retailers and infantswear products are marketed to major retailers.
     Since 1987, Oneita has achieved growth by building a brand name activewear and infantswear business with a high quality image. As a result of realigning its product mix to concentrate on these products, the Company's net sales of activewear increased from $37,400 in 1987 to $142,300 and $134,900 in 1995 and 1996, respectively, and net sales of infantswear increased from $14,200 in 1987 to $32,700 and $33,400 in 1995 and 1996, respectively.
     Oneita expanded its activewear products by introducing sweatshirts in 1991 under the Oneita Power-Sweats label. Sweatshirts accounted for approximately $17,700 and $16,900 of the activewear sales in 1995 and 1996, respectively. In infantswear, Oneita has focused on developing a variety of brand name products, each targeted at specific retail markets, including department stores, chain stores and mass merchandisers.

                                    PRODUCTS

      Oneita manufactures and markets T-shirts and sweatshirts (activewear) for the imprinted sportswear (screenprint) industry. Screen printing consists of imprinting designs, patterns or letters ranging from simple lettering to complex color patterns on apparel. Oneita's T-shirts, in management's opinion, are of high quality because they are heavy in weight, have full cut specifications and possess long-lasting construction features such as shoulder-to-shoulder taping and a seamless tubular collar design.
     Oneita introduced sweatshirts in 1991 to its activewear line under the Oneita Power-Sweats label. The Company sells sweatshirts to the same customers to whom it sells T-shirts and believes that its ability to do so may result in stronger relationships with such customers and the addition of new customers for both T-shirts and sweatshirts.
     Historically, Oneita's business has been seasonal with respect to T-shirt sales to the extent that approximately 50% of annual T-shirt sales have been in the March through July period. Sweatshirts provide a seasonal balance for Oneita since its customers tend to stock higher levels of T-shirts in the spring and summer months and higher levels of sweatshirts in the fall and winter months.
     The Company sells activewear through in-house salespersons to approximately 300 customers located throughout the United States, including 60 distributors. The Company also sells activewear to distributors in Europe, Canada and the Pacific Rim. Such export sales accounted for approximately $2,000 of net sales in both 1995 and 1996. The Company intends to expand its markets and geographic distribution by, among other things, increasing export sales to these regions.
     The Company estimates that the branded imprinted T-shirt market exceeds $1.6 billion in sales annually and believes it is the fourth largest manufacturer of branded imprinted T-shirts in the United States. The market for T-shirts for the screen printing industry is very competitive and is based upon quality, service, price, availability of product and name recognition. Oneita's primary competitors, Fruit of the Loom, Inc., Russell Corporation and Hanes (a subsidiary of Sara Lee Corporation) are larger, have substantially greater resources and in the aggregate account for a majority of the T-shirt market.
     Oneita believes that it competes favorably in quality, price, customer service and availability of product and that foreign competition does not have a material effect on the sale of activewear within the U. S. market. In the fourth quarter of fiscal 1995, customer demand declined significantly and the Company offered certain promotional pricing arrangements for fourth quarter sales. In 1996, in order to reduce high inventory levels and in response to competitive market conditions, the Company further reduced its selling prices. In fiscal year 1996, average selling prices were approximately 15% lower than fiscal 1995.

     During 1994, Oneita expanded its Power 50 Plus line (a premium T-shirt comprised of 60% cotton and 40% polyester), enhanced its "PFD" T-shirt collection (an all-cotton shirt that is re-dyed by customers) and also introduced a new T-shirt, the Power Rib-T. In 1995, the PFD program was further expanded by the offering of the Colorwear Collection, a garment dyed assortment of both old and new styles in new colors.
     Historically, Oneita has manufactured and sold private label cotton and cotton blend layette and playwear for infants and toddlers. Layette is apparel for newborns while playwear is apparel for infants and toddlers up to 36 months of age. In 1986, Oneita began to manufacture and market higher priced infantswear under its own brand name, Soupcon. In 1988, Oneita introduced toddlerswear. In fiscal 1995 and 1996, net sales of infantswear and toddlerswear under the Company's own brand names accounted for approximately 38% of its total infantswear sales.
     Oneita has an exclusive license agreement with Health-tex, Inc. to manufacture and market the Health-tex lines of layette products in the United States and its territories. This license agreement has been renewed through September 1997 with three three-year extension options. Oneita also has a license agreement with Kessler Marketing Group, Inc. to manufacture and market a layette line under the Mother Goose & Company trademark. This license agreement expires on March 30, 1997, subject to two three-year renewal options, and requires certain minimum royalty payments. Sales of products under these license agreements declined in 1996, and accordingly, the agreements may not be renewed in 1997.
     Oneita sells its private label infantswear and its licensed products to substantially all of the major department store chains and its Soupcon products to higher priced department and specialty stores. ONEITA'S KIDS products are sold primarily to chain stores and moderately priced retailers. In 1995, the ONEITA'S KIDS line was expanded with new styles of fleecewear and T-shirts and marketed to the imprinted sportswear industry.
     Oneita has redirected its infantswear sales efforts by de-emphasizing small orders and higher priced playwear and concentrating on sales of layette and basic infantswear to larger customers, including mass merchandisers. The Company markets infantswear primarily through in-house salespeople. Oneita also displays its products at infantswear trade shows and advertises in trade magazines to maintain and improve brand name recognition.
     The infantswear market is highly competitive and consists of companies, including William H. Carter, Gerber Products Company and Oshkosh B' Gosh, Inc. which are larger and have substantially greater market share and resources than the Company. The Company believes that it competes favorably with other manufacturers of private label products as well as with other manufacturers of high quality brand name infantswear on the basis of quality, service, price and availability of product.

                                  MANUFACTURING

     The Company's historical strategy has been to increase cost efficiencies through operating its facilities at maximum capacity and, from time to time, using outside contractors to meet increased customer demand. In addition, the Company has an on-going program to modernize its manufacturing facilities through the addition of technologically advanced equipment. Since 1991, the Company has added approximately $68,000 of technologically advanced machinery and equipment. These expenditures are intended to increase production capacity and manufacturing efficiencies. Operations at the Company's new Fayette, Alabama Textile facility commenced in October 1995 and production at this facility currently is at approximately 80% of capacity.
     The Company's manufacturing operations consist of knitting, bleaching and dyeing, cutting and sewing, and packaging. The Company's operations begin with raw yarns. The yarn is knitted into four basic fabric constructions (jersey, fleece, rib and interlock) from which the Company produces its products. The knitted fabric is batched in lots for bleaching or scoured and dyed in a variety of both pressure and atmospheric vessels for color, consistency and quality. Next, the finishing operation sets the width and length and pre-shrinks the fabric. The finished fabric lots are then transported to a cutting operation which cuts specific garment parts such as sleeves, collars, cuffs and bodies for sewing. The cut parts are sewn together in an assembly line. Various sewing threads, stitches, trims and colors are mixed and matched for desired styling. The finished garments are inspected, folded and packaged. Quality assurance systems are utilized throughout the manufacturing process to check raw materials, in-process inventories and finished products.

     During fiscal 1996, the Company closed two manufacturing plants located in South Carolina and reduced its administrative and supervisory staff by 150 as part of a restructuring plan to streamline and consolidate the Company's manufacturing and administrative operations. The Company's eight remaining manufacturing facilities are located in South Carolina, North Carolina, Alabama, Jamaica and Mexico. In fiscal 1996, approximately 60% of the Company's T-shirts were sewn in facilities located in Jamaica and Mexico. In December 1994, the Company consolidated its five activewear warehouse locations in South Carolina to one warehouse near Atlanta, Georgia. The consolidation, as well as new state of the art material handling equipment, has reduced transportation costs and lead times.

                            SALES TO MAJOR CUSTOMERS

     Net sales to the Company's ten largest customers for the year ended September 28, 1996 accounted for approximately 47% of the Company's total sales for such period. One customer, SanMar Corporation, a distributor of activewear for screen printing, accounted for approximately 16% of total net sales in fiscal 1996. Net sales to the Company's five largest activewear customers in fiscal 1996 accounted for approximately 32% of the Company's total net sales. Net sales to the Company's five largest infantswear customers for 1996 accounted for approximately 13% of the Company's total net sales.

                                EFFECT OF IMPORTS

     Current United States quotas and tariffs restrict the quantity and increase the cost of apparel items which foreign producers can export to the United States. Foreign competitors, whose chief competitive advantage are lower labor costs, tend to focus on items with high labor content, such as higher priced sportswear. Oneita's products are not as labor intensive as other manufactured apparel and, therefore, the Company believes its products are less sensitive to foreign competition.
     In November 1993, the United States Congress approved the North American Free Trade Agreement ("NAFTA"), which is intended to eliminate barriers to trade among the United States, Canada and Mexico over a ten year period. In December 1993, the Uruguay round of negotiations under the auspices of the General Agreement on Tariffs and Trade("GATT") was concluded. GATT will require that quotas on apparel and textile products be phased out over a ten year period and tariffs on such products be reduced by approximately 11% over the same ten year period. The Company is unable to determine at this time what effect, if any, changes resulting from NAFTA and GATT may have on its business, operations or financial condition.
                                  RAW MATERIALS

     The principal raw materials used in the Company's products are cotton and cotton-blend yarns. These yarns are readily available from numerous domestic and foreign suppliers. Market prices of cotton and cotton-blend yarns fluctuate from time to time. In previous years, the Company has purchased quantities of these yarns under supply contracts generally at fixed prices with various expiration dates. At September 28, 1996, the Company was not a party to any supply contracts for these cotton yarns; instead purchasing its current requirements within the spot market at more favorable prices. The Company may enter into yarn contracts in 1997 depending on anticipated market prices. For the year ended September 28, 1996 the Company purchased approximately 90% of its yarn from Avondale Mills, Inc., the owner of 24.8% of the Company's Common Stock.
     Other raw materials, such as chemicals, dyes and packaging materials, are purchased on the open market. The sources and availability of these materials are believed to be adequate to meet present needs.

                                     BACKLOG

     The Company's backlog of unfilled orders was approximately $17,000 at September 28, 1996, compared with approximately $36,000 at September 30, 1995. The amount of unfilled orders at a particular time is affected by a number of factors. Accordingly, the amount of unfilled orders may not be indicative of eventual shipments. The Company expects to ship substantially all of its September 28, 1996 backlog of unfilled orders by September 30, 1997.

                             TRADEMARKS AND LICENSES

     The Company has registered the Oneita Power-T(R), Oneita Power 50 Plus(R), Soupcon(R), ONEITA'S KIDS(R) and Oneita Power-Sweats(R) trademarks and certain other trademarks. The expiration dates of these trademarks range from July 2006 to December 2008. The loss of certain of these trademarks would have a material adverse effect upon the Company's business.

                                    EMPLOYEES

     At September 28, 1996, the Company had approximately 2,900 full time employees. Approximately 200 of the Company's manufacturing employees are covered by a collective bargaining agreement with the Union of Needletraders, Industrial and Textile Employees, successor to the Amalgamated Clothing and Textile Workers Union. The agreement expires in October 1998.
      The Company considers its employee relations to be satisfactory.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

At September 28, 1996, the executive officers of the Company were as follows:

                                         Served as
                                         Officer
Name                            Age    Since      Positions and Offices
--------------------------------------------------------------------------------------
Robert M. Gintel                 68      1993     Chairman of the Board
C. Michael Billingsley           45      1996     President and Chief Executive Officer
William H. Boyd                  49      1986     Vice President - Administration and Treasurer
E. Franklin Impson, Jr.          38      1994     Vice President and Controller
Edward I. Kramer                 62      1986     Secretary

ITEM TWO - PROPERTIES (Dollars in thousands)

     As of September 28, 1996, the Company occupied approximately 1,306,000 square feet of manufacturing, general office and warehouse space at its facilities in Alabama, Georgia, New York, North Carolina, South Carolina, Jamaica and Mexico. Approximately 637,000 square feet are under real estate leases with aggregate minimum annual rental commitments of approximately $1,992. Set forth below is a summary of the facilities owned or leased by the Company.

Location                                      Primary Use                          Square Feet
-----------------------------------------------------------------------------------------------------------------------------
Charleston, SC                                Executive Offices                     27,000   (a)
Andrews, SC                                   Manufacturing                        272,000
Atlanta, GA                                   Distribution                         412,000   (b)
Cullman, AL                                   Manufacturing/Distribution           177,000
Fayette, AL (2 locations)                     Manufacturing                        220,000
Kinston, NC                                   Manufacturing                        114,000   (c)
Juarez, Mexico                                Manufacturing                         28,000   (d)
Montego Bay, Jamaica (2 locations)            Manufacturing                         49,000   (e)
New York, NY                                  Sales and Marketing                    7,000   (f)

----------------
(a) Premises are leased through September 1, 1999 at an annual rental of $377 per year. The Company has an option to renew for two additional five (5) year periods.
(b) Premises are leased through November 1999 at an annual rental of $912 per year. The Company has an option to extend the lease for an additional five years.
(c) Premises are leased through April 30, 1998 at an annual rental of $285 per year. The Company has an option to purchase the premises for $2,500, exercisable at any time prior to expiration of the lease.
(d) Premises are leased through October 1, 1999 at an annual rental of $126. The Company has an option to purchase the premises for $900, or it may renew the lease at the end of the lease term.
(e) Premises are leased through November 30, 1997 and June 30, 2000 at annual rentals of $25 and $96, respectively.
(f)    Premises are leased through April, 2000 at an annual rental of $171.
----------------

       The Company believes that its facilities and equipment are well maintained and are sufficient to meet current production levels and that its facilities are sufficient to meet anticipated sales and growth through 1998.

ITEM THREE - LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.

ITEM FOUR - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM FIVE - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "ONA". As of November 30, 1996, there were approximately 200 holders of record of the Company's Common Stock. The following table shows for the periods indicated the quarterly range in the high and low sales prices for these securities.

                                                                   1996                   1995
                                                            -----------------     -------------------
                                                              High       Low        High         Low
        Fiscal Period :
             First Quarter   .........................      $8 1/4     $6 1/8     $11 7/8     $ 9 3/8
             Second Quarter  .........................       7 1/4      4 3/8      12 3/4      10 5/8
             Third Quarter   .........................       5          3 1/8      12 1/8       8 7/8
             Fourth Quarter    .......................       4 1/8      2 5/8      10 5/8       8 1/8

No cash dividends have been paid since the Company's initial public offering. See Note 3 to "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM SIX - SELECTED FINANCIAL DATA (In thousands, except per share amounts)

                                             1996           1995        1994         1993           1992
                                          ----------------------------------------------------------------
Operations :
Net sales...........................      $ 168,346      $ 175,036   $ 193,459    $ 177,610      $ 203,517
Cost of goods sold..................        192,094        146,820     166,051      152,776        168,512
Interest expense net................          7,001          3,006       3,868        4,388          4,179
(Loss) income before income taxes-          (56,632)         4,372      (6,794)      (4,609)        13,174
Income taxes........................         (2,939)         1,552          27       (1,632)         5,348
Net (loss) income...................        (53,693)         2,820      (6,821)      (2,977)         7,826

Financial data:
Inventories.........................      $  43,883      $  79,968   $  44,720    $  63,086      $  60,078
Accounts receivable.................         25,675         29,438      35,757       28,718         39,957
Depreciation, amortization and
 goodwill write-off (see note below) 5,886    4,649         11,443       4,266        4,150
Working capital.....................        (13,582)        72,904      60,885       84,361         69,623
Long-term debt and
  capital lease obligations.........          3,125         37,404      17,133       47,228         27,338
Shareholders' equity................         37,743         77,840      76,022       82,822         85,016
Total assets........................        129,525        165,017     120,917      149,266        148,818

Common Stock data:
Net (loss) income per share.........      $   (7.58)     $     .40    $   (.98)   $    (.43)     $    1.24
Book value per share................      $    3.49      $   11.32    $  10.92    $   11.09      $   13.06

Number of common
      shares outstanding............          9,149          6,879       6,961        6,957          6,508

Net loss for fiscal 1996, 1994 and 1993 includes after-tax amounts of $6,229, $2,519 and $4,700, respectively, for restructuring charges as described in Note 5 to the Company's financial statements for the fiscal year ended September 28, 1996. Net loss for fiscal 1994 also includes a $6,651 write-off of goodwill. See
Note 1 to the Company's financial statements for the fiscal year ended September 28, 1996.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share amounts)

                              RESULTS OF OPERATIONS

1996 Compared 1995
     Net sales of the Company were $168,300 as compared to $175,000 in the prior year, a decrease of $6,700 or 3.8% due primarily to reduced selling prices.
     Net sales of activewear were $134,900 as compared to $142,300 in the prior year, a decrease of $7,400 or 5.2%. The decrease was principally due to $19,500 of reduced revenues attributable to decreased prices of T-shirts and fleece and promotional pricing offset by an increase in unit sales of $14,594. Net sales to infantswear customers were $33,400 compared to $32,700 last year.
     Gross profit for 1996 decreased $52,000 from the prior year due to charges of approximately $11,300 to write down certain inventories to their net realizable value, as well as reduced revenues of $26,000 attributable to decreased prices and promotional pricing resulting from the Company's efforts to reduce inventory levels, and generally lower selling prices within the marketplace. Additionally, unfavorable absorption of fixed costs aggregating approximately $14,600 was incurred due to lower units produced. Gross profit, as a percentage of net sales, decreased to (14.1%) compared to 16.1% in the prior year. Market pressures that resulted in reduced sales volumes and prices and operating losses during the year ended September 28, 1996 are continuing in fiscal 1997. In 1997, cost of goods sold is expected to be reduced due to the discontinued use of contractors, who in 1995 and 1996 produced most of the Company's specialty products.
     Selling, general and administrative expenses for 1996 decreased $1,100 or 5.3% from 1995. Selling, general and administrative expense, as a percent of net sales, is expected to decrease in future periods due to the staffing reductions mentioned below.
     Interest expense, net of interest income, was $7,000 compared to $3,000 for last year. The increase was due to higher average borrowings as well as higher interest rates.
        Net loss for fiscal year 1996 was $53,700 compared to a net income of $2,800 for fiscal year 1995. Included in the net loss for 1996 were restructuring costs totaling $6,229 related to the shutdown of two facilities located in South Carolina and reductions in administrative and supervisory staffing. In 1996 the Company reduced its administrative and supervisory staff by approximately 150 persons which is expected to yield an estimated annual savings of approximately $10,000.

1995 Compared to 1994
     Net sales of the Company in 1995 were $175,000 as compared to $193,500 in 1994, a decrease of $18,500 or 9.6 %. The decrease was due to a reduction in unit sales of $20,000 , partially offset by $8,000 of net price increases over the prior year. During the first nine months of 1995, the Company, following other industry leaders and reflecting firm customer demand, increased prices over the prior year an average of 6.5%. However, in the fourth quarter of 1995 customer demand declined significantly and the Company offered certain promotional pricing arrangements dropping the overall average price increase for 1995 to 4%. These pricing arrangements reduced fourth quarter gross profit by $3,600. In September 1995, the Company announced price reductions averaging 9% on most of its white and light colored T-shirts effective October 1, 1995.
     Net sales of activewear were $142,300 in 1995 as compared to $157,100 in 1994, a decrease of $14,800 or 9.4%. Net sales of T-shirts decreased by $14,800 in 1995 compared to 1994 principally due to lower unit sales of T-shirts of $14,000 offset by $8,000 in increased selling prices. Net sales of sweatshirts in 1995 were approximately the same as 1994.

     Net sales of infantswear were $32,700 in 1995 as compared to $36,400 in 1994, a decrease of $3,700 or 10.2%. The decrease was due to lower unit sales.

     Gross profit for 1995 was $28,200, an increase of $800 or 2.9% over 1994. The increase was attributable principally to higher selling prices offset by decreased unit sales. Gross profit as a percentage of net sales increased to 16.1% for 1995 compared to 14.2% for 1994. Such increase was principally attributable to the price increases mentioned above ( 4 %) and overall reduced per unit operating costs (2.1%) offset by both increased raw material prices ( 3.2 %) and unfavorable absorption of fixed costs in the fourth fiscal quarter ( 1.0 %) due to reduced operating schedules.
     Selling, general and administrative expenses for 1995 increased $1,200 or 6.1% over 1994 primarily due to increases in personnel and related costs ($800) and product development costs ($400).
     Interest expense, net of interest income for 1995 was $3,000 compared to $3,900 for 1994. The reduction was due primarily to lower average borrowings.
     Net income for fiscal year 1995 was $2,800 compared to a net loss of $6,800 for fiscal 1994. During 1994, the Company changed its accounting method for evaluating the impairment of intangible assets from a recoverability through future operations method to a fair value method. As a result of this change, the Company wrote-off $6,651 of goodwill in 1994. The results for the year ended September 30, 1994 also included a pretax charge of $4,080 for the write-down to fair market value of certain facilities that the Company intended to sell or abandon after usable machinery and equipment was redeployed, and the transitional costs related to the reorganization of certain administrative functions. The write-downs of these facilities were associated with the Company's reorganization of its Infantswear Division and consolidation of distribution and manufacturing facilities in order to improve productivity and customer service, reduce transportation costs and cut lead times.

                         LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $(13,582) at September 28, 1996 compared to $72,904 at September 30, 1995. This decrease was caused primarily by the reclassification of $69,115 long-term debt as current liabilities due to the technical default mentioned below and a $35,200 reduction in inventories.
     Net cash used in operating activities for the years ended September 28, 1996 and September 30, 1995 were $5,600 and $23,800, respectively. The primary component of cash used in operating activities in fiscal 1996 was the net loss as adjusted for depreciation and amortization. In fiscal 1996 working capital funds were provided from a net decrease in inventory of $36,085 and a decrease in accounts receivable of $3,860. Inventories at September 30, 1995 of $80,000 were reduced by 45% in 1996 to $44,000. The Company believes that upon the completion of its product realignment inventories can be maintained at lower levels than in prior years. The primary component of cash used in operating activities in fiscal 1995 was an increase in inventory of $35,248 offset by net income plus depreciation and amortization (totaling $7,469) plus a $3,684 decrease in accounts receivable. During 1995, the Company's inventories increased by $35,000 to $80,000. While $10,000 of the increase was planned due to new styles and other customer service requirements, $25,000 of the increase was due to reduced fiscal 1995 fourth quarter deliveries resulting from reduced customer demand and was considered to be in excess of quantities required to support current levels of customer demand. During fiscal 1996 inventories were reduced by 45%.
     Cash used in investing activities in fiscal 1996 consisted of capital expenditures of $9,184, primarily to expand the Company's new textile manufacturing plant in Fayette, Alabama.
      In January 1996, the Company issued 10% subordinated notes to Avondale Mills, Inc. and Robert Gintel in the aggregate principal amount of$15,000 maturing February 26, 1999, concurrently with the funding of the Company's new bank credit facility. In August 1996, the Avondale Note of $7,500, along with accrued interest thereon, was converted into 2,270,833 shares of Common Stock of the Company at a rate of $3.50 principal amount of notes per share of Common Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The remaining notes payable to Mr. Gintel are subordinated to the Company's bank debt and certain other senior debt. The proceeds from issuance of the subordinated notes have been used for working capital and capital expenditures. During fiscal 1996, the Company determined not to proceed with a proposed rights offering of Common Stock which had been intended to repay 75% of these subordinated notes.
     In January 1996, the Company entered into a new $60,000 revolving credit agreement with its banks. At September 28, 1996, $57,000 was outstanding under this agreement. The proceeds of the new debt were used to pay off an existing bank credit facility and existing short-term bank lines totaling $50,000. The additional proceeds were used for working capital and capital expenditures. The new revolving line of credit is collateralized by inventories and account receivables and has a maturity date of January 26, 1999. At September 28, 1996, the Company was not in compliance with certain financial covenants arising under the new revolving credit agreement and under a loan agreement with an institutional lender and there existed a $29,000 collateral deficiency under the agreements as related to borrowing capacity. The Company has entered into negotiations with its existing lenders and another lender to restructure its debt agreements by modifying the financial covenant requirements and extending the collateral to include the Company's property, plant and equipment. Management expects that these efforts will result in the restructuring of the Company's existing debt agreements or the replacement thereof. However, no assurance can be given that the Company will be successful in completing its negotiations to restructure or replace its existing debt agreements on terms satisfactory to the Company.
     The Company's future liquidity requirements are expected to consist primarily of capital expenditures and seasonal working capital requirements. The Company's liquidity requirements are expected to be financed from operating cash flow and existing debt arrangements, as amended or refinanced. No assurance can be given that sufficient financing will be available to the Company on satisfactory terms or at all.
     In the event that sufficient financing cannot be arranged in a timely manner, the Company may be required to further reduce inventory levels in advance of planned deliveries by either further curtailment of production or by accelerating customer deliveries through the additional discounting of prices below its inventory and production costs.
     The Company has reduced its work in process and finished goods inventories as well as its overall operating costs during fiscal 1996. In the past seven months, annualized operating costs have been reduced by approximately $10,000 and inventory levels have been reduced from $79,968 a September 30, 1995 to $43,900 at September 28, 1996. The Company intends to continue to focus on these areas, as well as on improvements in sales and marketing, manufacturing and quality control in fiscal 1997. The reduction in inventory and operating costs is expected to generate sufficient liquidity to meet the Company's obligations; however, no assurance can be given that will be the case.


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


ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III


The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February 1997, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended September 28, 1996. Information relating to the executive officers of the Registrant appears under Item I of this report.

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

        3.1     Certificate of Incorporation (incorporated by reference to
                Exhibit 3(a) of Form S-1 Registration Statement No. 33-16972)
        3.2 By-laws as amended (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1994)
        10.1 Stock Option Plan (incorporated by reference to Exhibit 10(a) of Form S-1 Registration Statement No. 33-16972)
        10.2 1989 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended September 30, 1990)
        10.3 $60,000 Revolving Credit Agreement dated January 26, 1996 among the Company, SunTrust Bank, Atlanta, First Union National Bank of South Carolina and NatWest Bank N.A. (incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended December 31, 1995)
        10.4 10% Subordinated Notes dated January 26, 1996 in the principal amount of $7,500 issued to Robert M. Gintel (incorporated by reference to Exhibit 10.25 of Form 10-Q for the quarter ended December 31, 1995)
        10.5 Equipment Lease Agreement dated as of May 16, 1988, between Registrant and NEMLC Leasing Associates No. 3 (incorporated by reference to Exhibit 10(k) of Form S-1 Registration Statement No. 33-22488) amended as of December 1, 1988, and May 19, 1989 (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K for the year ended September 30, 1990)
        10.6 Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender, as amended. (Incorporated by reference to Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1988 and Exhibit 10.26 to Annual Report on Form 10-K for the year ended September 30, 1995)
        10.7 License Agreement dated October 24, 1988, between Registrant and Health-tex, Inc. (incorporated by reference to Exhibit 10(k) of Form S-1 Registration Statement No. 33-30810)
        10.8 Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (incorporated by reference to Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1989)
        10.9 Lease Agreement dated as of October 1, 1989, between the Registrant and the Industrial Development Board of the City of Fayette, Alabama (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the year ended September 30,
                1989)
        10.10 Guaranty Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (incorporated by reference to
                Exhibit 10.14 of Annual Report on Form 10-K for the year ended September 30, 1989)
        10.11 Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)
        10.12 License Agreement dated as of August 31, 1993, between Registrant and Kessler Marketing Group, Inc. (incorporated by reference to Exhibit 10.19 of Annual Report on Form 10-K for the year ended September 30, 1993)
        10.13 Modification to Management Services Contract dated February 5, 1993 (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated January 1, 1993)
        10.14 Registration Rights Letter Agreement between the Registrant and Gintel & Co. Limited Partnership (incorporated by reference to
                Exhibit 10 to Current Report on Form 8-K dated October 6, 1993)
        10.15 Letter Agreement dated October 5, 1993, between Gintel & Co. Limited Partnership and Instrument Systems Corporation (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated October 6, 1993)

        10.16   Note Purchase Agreement dated as of December 28, 1995 among
                Registrant, Robert M. Gintel and Avondale Mills, Inc.
                (incorporated by reference to Exhibit 10.24 of Annual Report on
                Form 10-K for the year ended September 30, 1995)
        10.17   Agreement dated August 15, 1996 (related to note conversion)
                between Registrant and Avondale Mills, Inc.*
        11      Computation of Earnings Per Share*
        22      The following lists the Company's significant subsidiaries, all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary have been omitted.

                  Name of Subsidiary                          Jurisdiction of Incorporation
                  ------------------                          -----------------------------
                  Oneita - Kinston Corp.                      North Carolina
                  Oneita - Strathleven Limited                Jamaica
                  Oneita Freeport Limited                     Jamaica
                  Oneita Mexicana S. A. de C.V.               Mexico

        23      Consent of Arthur Andersen LLP*
        27      Financial Data Schedule*
---------------

           *    Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of December, 1996.

                                          Oneita Industries, Inc.


                                          By: /s/ C. Michael Billingsley
                                          -------------------------------------
                                          C. Michael Billingsley
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 24, 1996 by the following persons in the capacities indicated:


Signatures                                        Title
/s/ Robert M. Gintel                              Chairman of the Board
----------------------------------
Robert M. Gintel

/s/ C. Michael Billingsley                        President and Chief Executive Officer
----------------------------------
C. Michael Billingsley

/s/ E. Franklin Impson, Jr.                       Vice President and Controller
----------------------------------                (Principal Accounting Officer)
E. Franklin Impson, Jr.

/s/ Jack R. Altherr, Jr.                          Director
----------------------------------
Jack R. Altherr, Jr.

/s/ G. Stephen Felker                             Director
----------------------------------
G. Stephen Felker

/s/ Meyer A. Gross                                Director
----------------------------------
Meyer A. Gross

/s/ John G. Hudson                                Director
----------------------------------
John G. Hudson

/s/ H. Varnell Moore                              Director
----------------------------------
H. Varnell Moore

/s/ Lewis Rubin                                   Director
----------------------------------
Lewis Rubin

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



ONEITA INDUSTRIES, INC.

(Information required by Part III, Item 8 of Form 10-K)



                                                                                                          Page
Report of Independent Public Accountants                                                                  F-2

FINANCIAL STATEMENTS
Consolidated balance sheets - September 28, 1996 and September 30, 1995                                   F-3
Consolidated statements of operations for the three years ended September 28, 1996                        F-4
Consolidated statements of cash flows for the three years ended September 28, 1996                        F-5
Consolidated statements of shareholders' equity for the three years ended September 28, 1996              F-6
Notes to consolidated financial statements                                                                F-7

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                                           F-16




Other schedules are omitted as they are not applicable or not required under the rules of Regulation S-X.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Oneita Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Oneita Industries, Inc. (a Delaware corporation) and subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended September 28, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oneita Industries, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred significant losses for the fourth quarter of fiscal 1995 and for the year ended September 28, 1996. Unaudited interim information indicates that losses are continuing for fiscal 1997. As discussed in Note 1 to the accompanying consolidated financial statements, the Company was not in compliance with certain terms of its long-term debt agreements at September 28, 1996. As a result of the covenant violations contained in the Company's long-term debt agreements, the holders of such debt may declare the entire amount of such indebtedness due and payable immediately. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including plans to restructure its long-term debt are described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.
     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                 ARTHUR ANDERSEN LLP

Columbia, South Carolina,
November 19, 1996.

                           CONSOLIDATED BALANCE SHEETS

ONEITA INDUSTRIES, INC.

                                                                         September 28,      September 30,
                                                                             1996               1995
                                                                         ------------       ------------
                                                                      (In thousands, except share amounts)
ASSETS
Current Assets:
  Cash and cash equivalents......................................          $  9,135           $  2,749
  Refundable income taxes........................................             1,988              2,485
  Accounts receivable, less allowance for doubtful accounts
       of $1,117 in 1996 and $971 in 1995........................            25,675             29,438
  Inventories (Note 1)...........................................            43,883             79,968
  Prepaid expenses and other current assets......................               223              4,765
                                                                           --------           --------
       Total current assets......................................            80,904            119,405
Property, plant and equipment, at cost, net of depreciation
      and amortization (Note 1)..................................            46,244             43,760
Deferred charges and other assets................................             2,377              1,852
                                                                           --------           --------
                                                                           $129,525           $165,017
                                                                           ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable..................................................          $     --           $ 23,000
  Long-term debt in technical default classified as current
        (Note 3).................................................            69,115                 --
 Current portion of long-term debt and capital
         lease obligations (Note 3)..............................             4,922              4,729
  Accounts payable...............................................             9,016             11,699
  Accrued liabilities (Note 2)...................................            11,433              7,073
                                                                           --------           --------
        Total current liabilities................................            94,486             46,501

Long-term debt and capital lease obligations (Note 3)............             3,125             37,404
Deferred income taxes (Note 1)...................................                --              3,272
Commitments  (Note 7)
Shareholders' Equity (Note 4):
    Preferred Stock, $1.00 par value, 2,000,000 shares
          authorized, none issued................................                --                 --
    Common Stock, $.25 par value, 15,000,000  authorized
       shares, outstanding  9,269,739 shares in 1996 and
         6,998,906 in 1995.......................................             2,318              1,750
    Capital in excess of par value...............................            76,728             69,529
    Retained (deficit) earnings..................................           (45,793)             7,900
    Treasury stock, at cost, 120,400 shares......................            (1,339)            (1,339)
                                                                           --------           --------
                                                                             31,914             77,840
                                                                           --------           --------
                                                                           $129,525           $165,017
                                                                           ========           ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


ONEITA INDUSTRIES, INC.

                                                                                       Years Ended
                                                                    Sept. 28, 1996    Sept. 30, 1995     Sept. 30, 1994
                                                                    --------------    --------------     --------------
                                                                          (In thousands, except per share amounts)
Net sales (Note 6)..........................................           $ 168,346         $ 175,036          $ 193,459
Cost of goods sold..........................................             192,094           146,820            166,051
                                                                       ---------         ---------          ---------
Gross profit................................................             (23,748)           28,216             27,408
Selling, general and administrative expenses................              19,654            20,838             19,603
Consolidation and restructuring charges (Note 5)............               6,229                --              4,080
Write-off of goodwill (Note 1)..............................                  --                --              6,651
                                                                       ---------         ---------          ---------
    (Loss) income from operations...........................             (49,631)            7,378             (2,926)

Other expense:
    Interest expense, net of interest income of
       $424 in 1996, $465 in 1995 and $363 in 1994..........               7,001             3,006              3,868
                                                                       ---------         ---------          ---------
(Loss) income  before income taxes..........................             (56,632)            4,372             (6,794)
                                                                       ---------         ---------          ---------
(Benefit) provision for income taxes (Note 1):
    State and local.........................................                (270)              194                  8
    Federal.................................................              (2,669)            1,358                 19
                                                                       ---------         ---------          ---------
                                                                          (2,939)           1 ,552                 27
                                                                       ---------         ---------          ---------
Net (loss) income...........................................           $ (53,693)        $   2,820          $  (6,821)
                                                                       =========         =========          =========
Net (loss) income per share (Note 1)........................           $   (7.58)        $     .40          $    (.98)
                                                                       =========         =========          =========
Weighted average number of  shares outstanding..............               7,084             6,984              6,979
                                                                       =========         =========          =========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

ONEITA INDUSTRIES, INC.

                                                                         Years Ended
                                                         Sept. 28, 1996 Sept. 30, 1995 Sept. 30, 1994
                                                         -------------- -------------- --------------
                                                                       (In thousands)
Cash Flows From Operating Activities:
  Net (loss) income .......................................  $(53,693)    $  2,820     $ (6,821)
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization .........................     5,886        4,649        4,792
    Write-off of goodwill .................................        --           --        6,651
    Consolidation charges .................................     2,494          808        3,136
    Provision for losses on accounts receivable ...........       400          150          (30)
    Decrease in deferred income taxes .....................    (1,621)        (130)        (153)
    Loss (gain) on sale of property and equipment .........       874           94         (137)
  Change in assets and liabilities:
    Decrease (increase) in receivables ....................     3,860        3,684       (5,009)
    Decrease (increase) in inventories ....................    36,085      (35,248)      18,366
    Decrease (increase) in prepaid expenses and
       other assets .......................................       647        1,560       (3,855)
    Increase (decrease) in accounts payable
       and accrued liabilities ............................      (593)      (2,181)       7,768
                                                             --------     --------     --------
  Total adjustments .......................................    48,032      (26,614)      31,529
                                                             --------     --------     --------
  Net cash (used in) provided by operating activities .....    (5,661)     (23,794)      24,708
                                                             --------     --------     --------

Cash Flows From Investing Activities:
  Proceeds from sale of property, plant and equipment .....       819           86          213
  Acquisition of property, plant and equipment ............    (9,184)     (17,998)      (5,184)
  Decrease (increase) in equipment lease deposits .........       883         (475)         464
                                                             --------     --------     --------
    Net cash used in investing activities .................    (7,482)     (18,387)      (4,507)
                                                             --------     --------     --------

Cash Flows From Financing Activities:
  Short-term borrowings ...................................     2,000       30,000       10,000
  Payment of short-term borrowings ........................        --       (7,000)     (10,000)
  Proceeds from issuance of long-term debt ................    22,219       25,000          282
  Purchase of treasury stock ..............................        --       (1,339)        --
  Sale of Common Stock ....................................        --          337           21
  Decrease in funds restricted for capital projects .......        --        2,342        3,682
  Payment of long-term debt and capital lease obligations..    (4,690)      (5,377)     (29,935)
                                                             --------     --------     --------
    Net cash provided by (used in) financing activities....    19,529       43,963      (25,950)
                                                             --------     --------     --------

Net increase (decrease) in cash and cash equivalents ......     6,386        1,782       (5,749)
Cash and cash equivalents at beginning of year ............     2,749          967        6,716
                                                             --------     --------     --------
Cash and cash equivalents at end of year ..................  $  9,135     $  2,749     $    967
                                                             ========     ========     ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

ONEITA INDUSTRIES, INC.

                                                               Common Stock
                                                  -----------------------------------------
                                                                                Capital in       Retained
                                                  Number            Par         Excess of       (Deficit)           Treasury
                                                  of Shares         Value       Par Value        Earnings          Stock
                                                  -------------------------------------------------------------------------
                                                                        (In thousands, except share amounts)
Balances as of September 30, 1993 ..........      6,956,567        $ 1,739      $ 69,182        $  11,901         $      --
    Net loss ...............................             --             --            --           (6,821)               --
    Exercise of stock options ..............          4,254              1            20               --                --
                                                  ---------        -------      --------        ---------         ---------


Balances as of September 30, 1994 ..........      6,960,821          1,740        69,202            5,080                --
      Net income ...........................             --             --            --            2,820                --
      Exercise of stock options ............         38,085             10           327               --                --
      Purchase of treasury stock ...........             --             --            --               --            (1,339)
                                                  ---------        -------      --------        ---------         ---------


Balances as of September 30, 1995 ..........      6,998,906          1,750        69,529            7,900            (1,339)
      Net loss .............................             --             --            --          (53,693)               --
     Common Stock issued  ..................      2,270,833            568         7,199               --                --
                                                  ---------        -------      --------        ---------         ---------


Balances as of September 28, 1996 ..........      9,269,739        $ 2,318      $ 76,728        $ (45,793)        $  (1,339)
                                                  =========        =======      ========        =========         =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONEITA INDUSTRIES, INC.
(In thousands, except share and per share amounts)

(1) Summary of significant accounting policies:

NATURE OF BUSINESS AND LIQUIDITY -

     Oneita Industries, Inc. (the Company) manufacturers and markets high quality activewear including T-shirts and fleecewear, and infantswear primarily for the newborn and toddler markets. These products are marketed to the imprinted sportswear industry and to major retailers.
     The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern and contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $53,693 for the year ended September 28, 1996. Market pressures that resulted in reduced sales volumes and prices and operating losses during the year ended September 28, 1996 are continuing in fiscal 1997. Management's operating plans include continued close monitoring of costs and concentrating the manufacturing and sales efforts on a more profitable product mix. During fiscal 1996, the Company reduced its administrative and supervisory staff by approximately 150 persons which is expected to yield an estimated annual savings of approximately $10,000. In 1997, cost of goods sold is expected to be reduced due to the discontinued use of contractors, who in 1995 and 1996 produced most of the Company's specialty products. Inventories at September 30, 1995 of $80,000 were reduced by 45% in 1996 to $44,000. The Company believes that upon the completion of its product realignment inventories can be maintained at lower levels than in prior years.
     Additionally, the Company was not in compliance with certain terms of its long-term revolving credit agreement and loan agreement with an institutional lender at September 28, 1996. Accordingly, these obligations, $57,000 and $4,615, respectively, are subject to acceleration by the lenders and have been classified as current liabilities. Also, classified as current liabilities under a cross default provision with the revolving credit agreement are subordinated notes held by Robert M. Gintel, Chairman of the Board, in the amount of $7,500.
     The Company has entered into negotiations with its existing lenders and another lender to restructure its debt agreements by modifying the financial covenant requirements and extending the collateral to include the Company's property, plant and equipment. Management expects that these efforts will result in the restructuring of the Company's existing debt agreements or the introduction of other third party lenders with interests and resources that may be compatible with the Company's efforts to restructure its outstanding debt obligations. However, no assurance can be given that the Company will be successful in completing its negotiations to restructure its existing debt agreements on terms satisfactory to the Company or entering into new credit agreements with other third party lenders to replace the existing debt holders.
     In the event that sufficient financing cannot be arranged in a timely manner, the Company may be required to further reduce inventory levels in advance of planned deliveries by either further curtailment of production or by accelerating customer deliveries through the additional discounting of prices below its inventory and production costs.

BASIS OF PRESENTATION -
     The consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the last Saturday in September. The 1996 and 1995 fiscal years each reflect a 52-week period. The 1994 fiscal year reflects a 12-month period.

CASH FLOWS -
     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were $7,022, $3,565, (net of approximately $500 capitalized interest for property additions) and $4,234, in fiscal 1996, 1995, and 1994, respectively. Cash payments for income taxes were $5,277 and $231 in fiscal 1995 and 1994, respectively. In fiscal 1996, income tax refunds of $2,620 were received by the Company.
     In January 1996, the Company utilized its $60,000 revolving credit arrangement to repay $50,000 of its then existing debt. In August 1996, $7,767 of subordinated debt plus accrued interest, less deferred financing costs, was converted into Common Stock of the Company. See Note 3.

INVENTORIES -
     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The Company uses the last-in, first-out method for valuing its inventories. No significant change would result if the Company valued its entire inventory using the first-in, first-out method. Inventories are comprised of the following:

                                                          Sept. 28, 1996      Sept. 30, 1995
                                                          --------------      --------------
                      Finished goods ...................      $ 31,774          $ 58,537
                      Work in process ..................         9,287            17,495
                      Raw materials and supplies .......         2,822             3,936
                                                              --------          --------
                                                              $ 43,883          $ 79,968
                                                              ========          ========

PROPERTY, PLANT AND EQUIPMENT -
     Property, plant and equipment are recorded at cost. Additions and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets and over the term of the lease for assets in use under capital leases. Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter. Property, plant and equipment consists of the following:

                                                                    Estimated   Sept. 28,       Sept. 30,
                                                                   Useful Life    1996            1995
                                                                   -----------  --------        --------
               Factory machinery and equipment .................      8-9        $46,058        $44,940
               Buildings and building improvements .............      20-35       19,511         18,364
               Other fixtures and equipment.....................      5            7,139          6,788
               Land.............................................      --             708            708
                                                                                 -------        -------
                                                                                  73,416         70,800
               Less accumulated depreciation....................                  27,172         27,040
                                                                                 -------        -------
                                                                                 $46,244        $43,760
                                                                                 =======        =======

     The above amounts include property and equipment recorded under capital leases of $15,101 at September 28, 1996 and September 30, 1995.
     Second quarter results for 1996 include a non-cash pretax charge of $2,000 (included in the restructuring charge discussed in Note 5) related to asset write-downs and write-offs. Certain assets were evaluated and the net book value of these assets was adjusted to the estimated fair market value.
     Maintenance and repairs related to the Company's property, plant and equipment amounted to $2,659, $2,615, and $2,473 for the years ended September 28, 1996 and September 30, 1995, and 1994, respectively.





DEFERRED CHARGES AND OTHER ASSETS -
     Deferred charges and other assets include goodwill at September 28, 1996 and September 30, 1995 which represent costs in excess of net assets acquired of $403 and $419 respectively, which is net of accumulated amortization of $121 and $105, respectively. The goodwill is being amortized on a straight-line basis over 40 years. The net carrying amount of goodwill approximates its estimated fair value.

     During 1994, the Company changed its accounting method for evaluating the impairment of intangible assets from a recoverability through future operations method to a fair value method. As a result of this change, the Company wrote-off $6,651 of goodwill during the fiscal year ended September 30, 1994. The Company has capitalized certain costs related to the issuance of debt. Loan costs are amortized on a straight-line basis over the term of the related loans.

INCOME TAXES -
     Income tax expense is based on reported income adjusted for differences that do not enter into the computation of taxes payable under applicable tax laws. Deferred income taxes are provided for timing differences between book and taxable income. The primary components of deferred taxes result from the differences in the reporting of depreciation, inventory valuation and accruals not currently deductible.
     At September 28, 1996, net operating loss carry forwards of approximately $48,000 are available to reduce future income taxes payable by the Company. The carry forwards expire in fifteen years.
     The following table summarizes the (benefit) provision for federal and state taxes on income:

                                                                              Years Ended
                                                                   Sept. 28,    Sept. 30,     Sept. 30,
                                                                      1996        1995           1994
                                                                      ----        ----           ----
                Current:
                   Federal.................................       $ (1,988)    $  1,490       $  1,129
                   State...................................           (270)         194              8
                                                                  --------     --------       --------
                                                                    (2,258)       1,684          1,137
                Deferred:
                    Federal................................           (681)        (132)        (1,110)
                    State..................................             --           --             --
                                                                  --------     --------       --------
                                                                      (681)        (132)        (1,110)
                                                                  --------     --------       --------
                Net tax (benefit) provision................       $ (2,939)    $  1,552       $     27
                                                                  ========     ========       ========

   The effective income tax rate differs from the United States federal statutory rate as follows:

                                                                                  Years Ended
                                                                  Sept. 28,          Sept. 30,     Sept. 30,
                                                                      1996              1995         1994
                                                                  --------           --------      --------
       United States federal statutory rate (benefit) ....         (35.0)%            35.0%          (35.0)%
       State and local income taxes ......................          (0.3)              2.9            (0.1)
       Goodwill amortization    ..........................           0.1               0.1            35.2
       Losses carried forward for future years ...........          29.9                --              --
       Other    ..........................................           0.1              (2.5)            0.3
                                                                   -----              ----           -----
                                                                    (5.2)%            35.5%            0.4%
                                                                   =====              ====           =====

   Due to the loss carry forward position, the Company has eliminated its deferred tax debits and credits. Deferred income taxes will be reinstated when the carry forwards are recognized for tax purposes.

   Significant components of deferred income taxes are as follows:

                                                                                   Years Ended
                                                                         Sept. 28, 1996   Sept. 30, 1995
                                                                         --------------   --------------
           Current deferred tax debits applicable to:
                 Benefit plan accruals   .......................             $ 1,276           $ 1,128
                 Other    ......................................               4,280               523
                                                                             -------           -------
                                                                               5,556             1,651
                                                                             -------           -------
                 Valuation allowance   .........................              (5,556)               --
                                                                             -------           -------
                                                                             $     0           $ 1,651
                                                                             =======           =======
           Noncurrent deferred tax debits (credits) applicable to:
                 Depreciation and amortization differences .....             $(3,827)          $(3,271)
                 Asset revaluations    .........................                 490               959
                 Losses carried forward for future years                      16,974                --
                 Other..........................................                (523)             (960)
                                                                             -------           -------
                                                                              13,114            (3,272)
                 Valuation allowance   .........................             (13,114)               --
                                                                             -------           -------
                                                                             $     0          $ (3,272)
                                                                             =======          ========

BENEFIT PLAN -
     The Company sponsors a defined contribution retirement plan available to all employees who meet plan requirements. The amount of the Company's contributions are determined by formulas outlined in the plan document. The Company's contributions to the plan for the years ended September 28, 1996, and September 30, 1995 and 1994 were $736, $760 and $582 respectively.
     The Company does not provide any additional post-retirement benefits to its employees.

REVENUE RECOGNITION -
     The Company recognizes revenue upon shipment of products to customers.

USE OF ESTIMATES -
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS -
     Certain balances in the prior year financial statements have been reclassified to conform with the 1996 presentation.

EARNINGS PER SHARE -
     Net income per share is calculated using the weighted average number of shares of Common Stock outstanding during each period, adjusted to reflect the dilutive effect of shares usable for stock options.

RELATED PARTY TRANSACTIONS -
     At September 28, 1996, Avondale Mills, Inc. owned 24.8% of the Company's outstanding Common Stock. Two members of the Company's board of directors are executives of Avondale Mills, Inc.. For the year ending September 28, 1996, the Company purchased 90% of its yarn requirements (approximately $43,000) from Avondale Mills, Inc.

(2)  Accrued Liabilities:
     Accrued liabilities include the following amounts at :

                                                                         Sept.  28, 1996     Sept. 30, 1995
                                                                         ---------------     --------------
                Interest.......................................              $ 1,419            $ 1,016
                Payroll........................................                1,641              1,318
                Employee benefits..............................                3,398              2,891
                Restructuring and reorganization ..............                2,494                808
                Other    ......................................                2,481              1,040
                                                                             -------             ------
                                                                             $11,433             $7,073
                                                                             =======             ======

(3) Long-term debt and capital lease obligations:

                                                                        Sept.  28, 1996      Sept. 30, 1995
                                                                        ---------------      --------------
                Long-term debt  -
                     Notes payable to banks .....................            $ 57,000            $25,000
                     Senior promissory notes ....................               7,692             10,769
                     Subordinated Debt    .......................               7,500                 --
                Land and building mortgages .....................                  --                193
                Capital leases  -
                     Industrial development  bonds ..............               4,383              5,530
                     Other    ...................................                 587                641
                                                                             --------            -------
                                                                               77,162             42,133
                     Less current portion .......................               4,922              4,729
                     Less long-term debt in technical default....              69,115                 --
                                                                             --------            -------
                                                                             $  3,125            $37,404
                                                                             =========          ========

     In January 1996, the Company entered into a new $60,000, three-year loan agreement with three of its banks. The proceeds of the loan were used to pay off a then existing bank credit facility and existing short-term bank lines totaling $50,000. The remaining $7,000 was used for working capital and capital expenditures. The loan is secured by substantially all of the Company's accounts receivable and inventory. At September 28, 1996, $57,000 was outstanding under this agreement. The facility matures in January 1999. Interest is charged under variable rate options which approximate the banks' prime rate. The loan agreement contains certain financial covenant and ratio requirements such as minimum working capital and net worth and debt to equity and debt coverage as defined. At September 28, 1996, the Company was not in compliance with certain terms of the loan agreement (see Note 1) and accordingly interest of 11% has been paid during the default period.
     In January 1996, the Company issued to Robert M. Gintel, Chairman of the Board, subordinated notes in the aggregate amount of $7,500. The notes are subordinated to the Company's bank debt and certain other senior debt, mature in February 1999 and bear interest at 10%. Concurrent with the issuance of the notes, Oneita issued to Gintel warrants to purchase 125,000 shares of Oneita Common Stock at $7.00 per share. The Company is in default under these notes and will remain so until the non-compliance under the loan agreement discussed above is remedied. During this period of default, no interest may be paid to the note holders.
     In addition to the bank refinancing and subordinated note, in order to improve liquidity and strengthen the balance sheet, in January 1996 the Company issued to Avondale Mills, Inc., the Company's largest raw material supplier, a note in the amount of $7,500. In August 1996, the note along with accrued interest thereon was converted to Common Stock of the Company at $3.50 per share.
     In December 1988, the Company entered into a $20,000 loan agreement with an institutional lender which provides for interest at a fixed rate of 11.34%. The principal is due in semi-annual payments of $1,539. The loan agreement contains certain financial ratio and covenant requirements such as minimum working capital, debt to equity and debt coverage, as defined, and stock redemption and dividend limitations. At September 28, 1996, the Company was not in compliance with certain terms of the loan agreement (see Note 1).


     The following are the scheduled maturities of long-term debt outstanding at September 28, 1996:

           1997   ..............................      $   3,077
           1998   ..............................          3,077
           1999   ..............................         66,038

     In October 1989, the Company entered into a $10,000 capital lease obligation with the Industrial Development Board of the City of Fayette, Alabama through whom industrial development revenue bonds were issued. The bonds bear interest and fees at a fixed rate of 8.2% per year. The principal is due in quarterly payments of $313.
     Future minimum payments under capital lease obligations consist of the following at September 28, 1996:

       1997              .....................................        $ 2,372
       1998              .....................................          1,629
       1999              .....................................          1,436
       2000              .....................................             91
       2001              .....................................             91
       Later years       .....................................            289
                                                                      -------
       Total minimum lease payments ..........................          5,908
       Less amount representing interest .....................            938
                                                                      -------
       Present value of net minimum lease payments
             ( including current portion  of  $1,845 ) .......        $ 4,970
                                                                      =======

     Prior to January 1996, the Company had uncommitted bank lines of credit totaling $30,000 which provided for interest at below the prime rate. During fiscal 1996, 1995 and 1994, the maximum amount of short-term borrowings outstanding was $25,000, $30,000, and $10,000, the average amount outstanding was $7,956, $17,436, and $2,334, respectively, and the weighted average interest rate was 7.7%, 6.9%, and 5.2%, respectively. Average amounts outstanding were determined by using daily balances and the weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.

4)  Stock options:
     The Company has an Incentive Stock Option Plan (the "Option Plan"), which was approved by the shareholders in 1988, under which 514,652 shares of Common Stock have been reserved for grants to directors, officers and key employees. The prices for the shares covered by each option will not be less than 100% of the fair market value at the date of the grant. Options expire five years from the date of the grant and become exercisable in installments as determined by the Board of Directors commencing one year after the date of the grant. No charges or credits to income are made with regard to options granted under the Option Plan.
     Transactions under the Option Plan are as follows  -

                                                                          Number              Option
                                                                          of Shares            Price
                                                                          ---------      -----------------
             Outstanding at September 30, 1994 ................            128,359       $6.26 to $9.15
                    Granted....................................             54,985       $12.375
                    Exercised..................................            (19,463)      $6.26 to $9.15
                    Terminated.................................             (6,000)      $6.625 to $12.375
                                                                           -------
             Outstanding at September 30, 1995.................            157,881       $6.625 to $12.375
                    Granted....................................                 --
                    Exercised..................................                 --
                    Terminated.................................            (86,943)      $6.625 to $12.375
                                                                           -------
             Outstanding at September 28, 1996.................             70,938       $6.625 to $12.375
                                                                           =======

     The outstanding options expire at various dates through 2000. At September 28, 1996 options for 58,994 shares are exercisable at $6.625 to $12.375 per share and there are 227,833 options available for grant.
     In 1990, the Company's shareholders approved a Non-Qualified Stock Option Plan under which 453,876 shares of Common Stock have been reserved for grants. Options expire five years after the date of the grant and become exercisable in installments as determined by the Board of Directors.

     Transactions under the Non-Qualified Stock Option Plan are as follows:


                                                                          Number              Option
                                                                          of  Shares         Price
                                                                          ----------         -----
             Outstanding at September 30, 1994 ...............             174,193       $6.26 to $15.36
                      Granted    .............................             108,215       $11.50 to $12.375
                    Exercised    .............................             (18,622)      $6.26 to $9.15
                    Terminated    ............................             (12,300)      $6.625 to $15.36
                                                                           -------
             Outstanding at September 30, 1995                             251,486       $6.625 to $15.36
                     Granted    ..............................                  --
                     Exercised    ............................                  --
                     Terminated    ...........................            (135,424)      $6.625 to $15.36
                                                                          --------
             Outstanding at September 28, 1996 ...............             116,062       $6.625 to $15.36
                                                                          ========

     The outstanding options expire at various dates through 2000. At September 28, 1996, options for 94,681 shares are exercisable at $6.625 to $15.36 per share and there are 280,774 options available for grant.
     In February 1994, the Board of Directors approved the Outside Directors Stock Option Plan for Oneita Industries, Inc. (the "Directors Plan") under which 60,000 shares of Common Stock have been reserved for grants to outside directors. The Directors Plan provides for automatic annual grants of 2,000 options to each outside director. The exercise price for the shares covered by each option will not be less than 100% of the fair market value at the date of grant. Options expire five years from the date of the grant and become exercisable after the first anniversary of the grant. At September 28, 1996 there were options to purchase 28,500 shares outstanding with exercise prices of $6.125 to $12.375 per share.
     During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123). Under the provisions of Statement No. 123, companies are encouraged, but not required, to measure compensation costs related to its employee stock option plans under the fair value method. Statement No. 123 is effective for the Company in fiscal 1997. The Company will implement the requirements of Statement No. 123 and will adopt the disclosure provision of Statement No. 123 in fiscal 1997.

(5)  Consolidation and Restructuring charges:
     The operating results for the year ended September 28, 1996 reflect a pretax charge of $6,229 to streamline and consolidate the Company's manufacturing and administrative operations. The charge reflects the costs of equipment relocation, staff reductions and retraining and transitional employee salaries and benefits.
     The operating results for the year ended September 30, 1994 reflect a pretax charge of $4,080 for the write-down of facilities to their fair market value that the Company intends to sell or abandon after usable machinery and equipment is redeployed and the transitional costs related to the reorganization of certain administrative functions.



(6)  Major Customers and Concentration of Credit Risk:
     Major customers are those that individually account for more than 10% of the Company's consolidated net sales. Sales to one customer were 16.3%, 17.1% and 16.2% of consolidated net sales in fiscal years 1996, 1995 and 1994, respectively. Sales to another customer amounted to 10.5% of consolidated net sales in fiscal 1994. The Company has incurred advertising expenses of $3,800, $2,400 and $2,500 for the years ended September 28, 1996 and September 30, 1995 and 1994, respectively.
     Substantially all of the Company's sales are to apparel distributors and retailers. This could unfavorably affect the Company's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. The Company performs periodic credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company's uncollectible accounts receivable have not been significant, and typically the Company does not require collateral for its accounts receivable. At September 28, 1996 and September 30, 1995 and 1994, approximately 41.6%, 46.6% and 59.4%, respectively, of net accounts receivables were represented by six customers.
     In addition, in assessing its concentration of credit risk related to cash and cash equivalents, the Company places its cash and cash equivalents, which may at times exceed FDIC insurance limits, in domestic financial institutions.

(7)  Commitments:
     The Company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses relating to increases in real property taxes.
     Future minimum payments under noncancelable operating leases consist of the following at September 28, 1996:

           1997    ...................................      $   4,289
           1998    ...................................          3,329
           1999    ...................................          2,989
           2000    ...................................            978
           2001    ...................................            119
           Later years    ............................             --
                                                            ---------
                                                            $  11,704

     Rent expense for all operating leases was $6,131, $6,475 and $6,549 for the years ended September 28, 1996, September 30, 1995 and 1994, respectively.

(8)  Quarterly financial information (unaudited):

                                                                       Quarter Ended
                                                     Sept. 28,     June  29,     March 30,     Dec. 30,
                                                       1996          1996          1996          1995
                                                    --------------------------------------------------
        Net sales   ........................        $ 34,711       $55,212       $43,236       $35,187

        Gross profit   ....................          (12,264)        1,444       (13,482)          554

        Net (loss) income .................          (19,728)       (5,243)      (25,348)       (3,374)

        Net (loss) income  per share                $  (2.56)      $  (.76)      $ (3.68)      $  (.49)


                                                                          Quarter Ended
                                                     Sept. 30,     June  30,     March 31,     Dec. 31,
                                                       1995          1995          1995          1994
                                                     -------------------------------------------------
        Net sales   .......................          $37,430       $45,548       $51,952       $40,106

        Gross profit   ....................            1,474         8,891         9,987         7,864

        Net (loss) income .................           (2,783)        2,116         2,109         1,378

        Net (loss) income  per share ......            $(.40)         $.30          $.30          $.20


        Net (loss) income per share amounts are computed independently for each of the quarters presented, on the basis described in Note 1. Accordingly, the sum of the quarters do not equal the full year net
        (loss) income per share amount.
        Net losses for the second and fourth quarters of fiscal 1996 included pre-tax losses of $5,301 and $928, respectively, for restructuring charges as described in Note 5.

                                   SCHEDULE II



ONEITA INDUSTRIES, INC. AND SUBSIDIARIES - VALUATION AND QUALIFYING ACCOUNTS For The Years Ended September 28, 1996 and September 30, 1995 and 1994
(In thousands)

                                             Balance at   Additions Charged                 Balance at
                                             Beginning   (Credited) to Costs    Deductions      End of
Description                                  of Period      and Expenses      (Recoveries)     Period
                                             --------------------------------------------------------
For the Year Ended September 28, 1996:
  Allowance for doubtful accounts ....        $  971                $400         $254          $1,117

For the Year Ended September 30, 1995:
  Allowance for doubtful accounts ....         1,006                 150          185             971

For the Year Ended September 30, 1994:
  Allowance for doubtful accounts ....         1,024                 (30)         (12)          1,006

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




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

        3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement No. 33-16972)

        3.2 By-laws as amended (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1994)

        10.1 Stock Option Plan (incorporated by reference to Exhibit 10(a) of Form S-1 Registration Statement No. 33-16972)

        10.2 1989 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended September 30, 1990)

        10.3 $60,000 Revolving Credit Agreement dated January 26, 1996 among the Company, SunTrust Bank, Atlanta, First Union National Bank of South Carolina and NatWest Bank N.A. (incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended
        December 31, 1995)

        10.4 10% Subordinated Notes dated January 26, 1996 in the principal amount of $7,500 issued to Robert M. Gintel (incorporated by reference to Exhibit 10.25 of Form 10-Q for the quarter ended
        December 31, 1995)

        10.5 Equipment Lease Agreement dated as of May 16, 1988, between Registrant and NEMLC Leasing Associates No. 3 (incorporated by reference to Exhibit 10(k) of Form S-1 Registration Statement
        No. 33-22488) amended as of December 1, 1988, and May 19, 1989 (incorporated by reference to Exhibit 10.11 of Annual Report on Form 10-K for the year ended September 30, 1990)

        10.6 Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender, as amended.
        (Incorporated by reference to Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1988 and Exhibit 10.26 to Annual Report on Form 10-K for the year ended September 30, 1995)

        10.7 License Agreement dated October 24, 1988, between Registrant and Health-tex, Inc. (incorporated by reference to Exhibit 10(k) of
        Form S-1 Registration Statement No. 33-30810)

        10.8 Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (incorporated by reference to Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1989)

        10.9 Lease Agreement dated as of October 1, 1989, between the Registrant and the Industrial Development Board of the City of Fayette, Alabama (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the year ended September 30, 1989)

        10.10 Guaranty Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (incorporated by reference to
        Exhibit 10.14 of Annual Report on Form 10-K for the year ended September 30, 1989)

        10.11 Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)

        10.12 License Agreement dated as of August 31, 1993, between Registrant and Kessler Marketing Group, Inc. (incorporated by reference to Exhibit 10.19 of Annual Report on Form 10-K for the year ended September 30, 1993)

        10.13 Modification to Management Services Contract dated February 5, 1993 (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated January 1, 1993)

        10.14 Registration Rights Letter Agreement between the Registrant and Gintel & Co. Limited Partnership (incorporated by reference to
        Exhibit 10 to Current Report on Form 8-K dated October 6, 1993)

        10.15 Letter Agreement dated October 5, 1993, between Gintel & Co. Limited Partnership and Instrument Systems Corporation
        (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated October 6, 1993)

        10.16 Note Purchase Agreement dated as of December 28, 1995 among Registrant, Robert M. Gintel and Avondale Mills, Inc.
        (incorporated by reference to Exhibit 10.24 of Annual Report on Form 10-K for the year ended September 30, 1995)

        10.17 Agreement dated August 15, 1996 (related to note conversion) between Registrant and Avondale Mills, Inc. *

        11      Computation of Earnings Per Share *

        22      The following lists the Company's significant subsidiaries, all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary have been omitted.

                  Name of Subsidiary                          Jurisdiction of Incorporation
                  ------------------                          -----------------------------
                  Oneita - Kinston Corp.                      North Carolina
                  Oneita - Strathleven Limited                Jamaica
                  Oneita Freeport Limited                     Jamaica
                  Oneita Mexicana S. A. de C.V.               Mexico

        23      Consent of Arthur Andersen LLP *
        27      Financial Data Schedule *

        *       Filed herewith