Form 10-Q
period 1996-12-28
ONEITA INDUSTRIES INC
filed 1997-02-10
CIK 820957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996
                                                         OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   1-9734

                             ONEITA INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                             57-0351045
(State or other jurisdiction of             I.R.S. Employer
incorporation or organization)              (Identification No.)

4130 FABER PLACE DRIVE, SUITE 200, CHARLESTON, SC              29405
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

                         X      Yes                   No
                        ---                   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,149,339 shares of Common Stock as of January 31, 1997.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

         Item 1:   Financial Statements:

             Condensed Consolidated Balance Sheets at
             December 28, 1996 and September 28, 1996 ................         1

             Condensed Consolidated Statements of Operations for the
             Three Months Ended December 28, 1996 and
             December 30, 1995 .......................................         2

             Condensed Consolidated Statements of Cash Flows for
             the Three Months Ended December 28, 1996
             and December 30, 1995 ...................................         3

             Notes to Condensed Consolidated Financial Statements ....         4

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................         6


PART II - OTHER INFORMATION

         Item 1: Legal Proceedings ...................................        11

         Item 2: Changes in Securities ...............................        11

         Item 3: Defaults upon Senior Securities .....................        11

         Item 4: Submission of Matters to a Vote of Security Holders..        11

         Item 5: Other Information ...................................        11

         Item 6: Exhibits and Reports on Form 8-K ....................        11

         Signature ...................................................        12

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      December 28,    September 28
                                                         1996             1996
                                                      ------------    ------------
                                                      (Unaudited)       (Note 1)
ASSETS

CURRENT ASSETS:
     Cash                                              $ 11,535         $  9,135
     Refundable income tax                                1,988            1,988
     Accounts receivable, less
       allowance for doubtful accounts                   18,394           25,675
     Inventories (Note 2)                                38,193           43,883
     Prepaid expenses and other
         current assets                                     252              223
                                                       --------         --------

       Total current assets                              70,362           80,904

PROPERTY, PLANT AND EQUIPMENT, at cost,
     less accumulated depreciation and
     amortization                                        43,998           46,244
OTHER ASSETS                                              2,188            2,377
                                                       --------         --------

                                                       $116,548         $129,525
                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Long-term debt in technical default,
       classified as current                           $ 67,577         $ 69,115
     Current portion of long-term debt
       and capital leases                                 4,620            4,922
     Accounts payable                                     5,496            9,016
     Accrued liabilities                                  9,836           11,433
                                                       --------         --------

       Total current liabilities                         87,529           94,486

CAPITAL LEASE OBLIGATIONS                                 3,015            3,125

SHAREHOLDERS' EQUITY:
     Preferred Stock, Series I, par
       value $1.00 per share, 2,000,000
       shares authorized, none issued                        --               --
     Common Stock, $.25 par value,
       15,000,000 shares authorized,
       9,269,739 shares issued and
       outstanding at December 28, 1996
       and September 28, 1996                             2,318            2,318

     Other shareholders' equity                          23,686           29,596
                                                       --------         --------

                                                       $116,548         $129,525
                                                       ========         ========

            See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                   -------------------------------
                                                   December 28,       December 30,
                                                       1996              1995
                                                   ------------       ------------
Net sales                                            $ 33,897          $ 35,187

Cost of sales                                          34,639            34,633
                                                     --------          --------

         Gross profit                                    (742)              554

Selling, general and administrative
   expenses                                             3,288             4,693
                                                     --------          --------

         Loss from operations                          (4,030)           (4,139)

Interest expense                                        1,880             1,300
                                                     --------          --------

         Loss before provision for
           income taxes                                (5,910)           (5,439)

Benefit for income taxes                                   --            (2,065)
                                                     --------          --------

         Net loss                                    $ (5,910)         $ (3,374)
                                                     ========          ========

         Net loss per share (Note 3)                 $   (.65)         $   (.49)
                                                     ========          ========




            See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Three Months Ended
                                                      ----------------------------
                                                      December 28,    December 30,
                                                          1996           1995
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                           $ (5,910)       $(3,374)
     Adjustments to reconcile net loss
       to net cash provided by (used in)
       operating activities:
     Depreciation and amortization                         1,633          1,588
     Provision for losses on accounts receivable              17             --
     Increase in deferred income taxes                        --            388
     Change in assets and liabilities                      8,659             30
                                                        --------        -------
         Net cash provided by (used in)
         operating activities                              4,399         (1,368)
                                                        --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of property, plant and equipment           (559)        (2,516)
     Decrease in equipment lease deposits                     --            642
     Proceeds from sale of property, plant
       and equipment                                         510              2
                                                        --------        -------
         Net cash used in investing activities               (49)        (1,872)
                                                        --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term borrowings                                    --          2,000
     Proceed from issuance of long-term debt                  --            219
     Payment of long-term debt and capital
       lease obligations                                  (1,950)        (1,633)
     Other                                                    --            (50)
                                                        --------        -------
         Net cash (used in) provided by
          financing activities                            (1,950)           536
                                                        --------        -------

NET INCREASE (DECREASE) IN CASH                            2,400         (2,704)

CASH AT BEGINNING OF PERIOD                                9,135          2,749
                                                        --------        -------

CASH AT END OF PERIOD                                   $ 11,535        $    45
                                                        ========        =======


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

       The Company incurred a net loss of $53,693 for the year ended September 28, 1996. Market pressures that resulted in reduced sales volumes and prices and operating losses during the year ended September 28, 1996 are continuing in fiscal 1997. Management's operating plans include continuing its costs reduction program and concentrating the manufacturing and sales efforts on a more profitable product mix. The Company reduced its administrative and supervisory staff by approximately 150 persons which is expected to yield an estimated annual savings of approximately $10,000. In 1997, cost of goods sold is expected to be reduced due to the discontinued use of contractors, who in 1995 and 1996 produced most of the Company's specialty products. Inventories of $83,700 at December 1995 were reduced by 54% to $38,200 at December 1996. Accounts receivable days outstanding were reduced by one third on a quarterly basis. Product quality and responsiveness to the needs of our customers have improved.

       The Company was not in compliance with certain terms of its long-term revolving credit agreement and loan agreement with an institutional lender at December 28, 1996 and continues to be in non-compliance. Accordingly, these obligations, $57,000 and $3,077, respectively, are subject to acceleration by the lenders and have been classified as current liabilities. Also, classified as current liabilities under a cross default provision with the revolving credit agreement are subordinated notes held by Robert M. Gintel, Chairman of the Board, in the amount of $7,500.

       The Company has been advised that the lending banks under the Company's revolving credit agreement have assigned their interest to third parties. The Company has not yet met with these third parties. No assurance can be given that the Company will be successful in negotiating a restructuring of its existing debt agreements on terms satisfactory to such third parties or its remaining institutional lender.

       In the event that sufficient financing cannot be arranged in a timely manner, the Company may be required to further reduce inventory levels in advance of planned deliveries by either further curtailment of production or by accelerating customer deliveries through the additional discounting of prices below its inventory and production costs.

       The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 28, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 28, 1996 are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 28, 1996.

(2)         Inventories   -

       Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following:

                                                     December 28,     September 28,
                                                         1996             1996
                                                     ------------     -------------
         Finished goods ...........................     $28,029          $31,774

         Work in process ..........................       7,734            9,287

         Raw materials and supplies ...............       2,430            2,822
                                                        -------          -------
                                                        $38,193          $43,883
                                                        =======          =======


(3)         Net Income Per Share   -

       Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 9,149,339 and 6,883,598 for the three months ended December 28, 1996 and December 30, 1995, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Results of Operations

       Net sales for the three months ended December 28, 1996 were $33.9 million as compared to $35.2 million in the comparable period of the prior year, a decrease of $1.3 million or 3.7%. The decrease was due primarily to reduced selling prices of $3.0 million related to the sale at discounted prices of excess inventories offset in part by higher unit sales of $1.7 million.

       Gross profit for the quarter ended December 28, 1996 of $(0.7) million decreased $1.3 million from the comparable period of the prior year. Gross profit, as a percentage of net sales, decreased to (2.2)% compared to 1.6% in the comparable period of the prior year primarily due to lower selling prices. The reduction in gross profit was caused by discounted sales prices mentioned above and unfavorable absorption of fixed cost caused by reduced operating schedules offset by generally lower operating cost as a result of the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

       Selling, general and administrative expenses for the three months ended December 28, 1996 decreased $1.4 million from the comparable period of the prior year as a result of the Company's cost reduction program discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.

       Interest expense, net of interest income, for the first quarter of 1996 was $1.9 million compared to $1.3 million for the corresponding period last year. The increase was due primarily to higher borrowing rates. At December 28, 1996, the Company was not in compliance with certain terms of its revolving credit agreement and accordingly interest of 11% has been paid during the default period.

Liquidity and Capital Resources

       Working capital was $(17.2) million at December 28, 1996 compared to $(13.6) million at September 28, 1996.

       Net cash provided by operating activities for the quarter ended December 28, 1996 was $4,399. The primary components were from reductions in inventory of $5,690 and accounts receivable of $7,281. This was offset by a decrease in accounts payable and accrued liabilities of $5,117 and by the net loss (adjusted for depreciation and amortization.) The primary component of cash used in operating activities in 1995 was the net loss adjusted for depreciation and amortization.

       Cash used in investing activities for the quarter ended December 28, 1996 consisted of capital expenditures of net of proceeds from the sale of property and equipment.

       In January 1996, the Company entered into a $60,000 revolving credit agreement with its banks. At December 28, 1996, $57,000 was outstanding under this agreement. The revolving line of credit is collateralized by inventories and account receivables and has a maturity date of January 26, 1999. At December 28, 1996, the Company was not and is not presently in compliance with certain financial covenants arising under the revolving credit agreement and under a loan agreement with an institutional lender and there existed a $31,000 collateral deficiency under the agreements as related to borrowing capacity. Previously, the Company had commenced negotiations with its existing lenders to restructure its debt agreements by modifying the financial covenant requirements and extending the collateral to include the Company's plant and equipment. The Company now has been advised that the lending banks under its revolving credit agreement have assigned their interest to third parties. The Company has not yet met with these third parties and no assurance can be given that the Company will be successful in negotiating a restructuring of its debt agreements with such third parties or its remaining institutional lender.

       The Company's future liquidity requirements are expected to consist primarily of capital expenditures and seasonal working capital requirements. The Company's liquidity requirements are expected to be financed from operating cash flow and existing debt arrangements, as amended or refinanced. While cash from operations are expected to be adequate to meet the Company's liquidity requirement, no assurance can be given that sufficient financing will be available to the Company on satisfactory terms or at all.

       In the event that sufficient financing cannot be arranged in a timely manner, the Company may be required to further reduce inventory levels in advance of planned deliveries by either further curtailment of production or by accelerating customer deliveries through the additional discounting of prices below its inventory and production costs.

       The Company has reduced its work in process and finished goods inventories as well as its overall operating costs during the last twelve months. Annualized operating costs have been reduced by approximately $10,000; inventory levels have been reduced from $83,725 at December 30, 1995 to $38,193 at December 28, 1996, and accounts receivable days outstanding were reduced by one third on a quarterly basis. Product quality and responsiveness to the needs of our customers have improved. The Company will continue to focus on these areas, as well as on improvements in sales and marketing, manufacturing and quality control in fiscal 1997. No assurance can be given that these reductions will generate sufficient liquidity to meet the Company's objectives.

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

              None

Item 3        Defaults upon Senior Securities

              None

Item 4        Submission of Matters to a Vote of Security Holders

              None

Item 5        Other Information

              None

Item 6        Exhibits and Reports on Form 8-K

              (a) No Exhibits on Form 8-K were filed during this quarterly period.

              (b) No Reports on Form 8-K were filed during this quarterly period.

SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ONEITA INDUSTRIES, INC.



                           By: /s/ C. Michael Billingsley
                               -----------------------------------------
                                   C. Michael Billingsley
                                   President and Chief Executive Officer



                           By: /s/ E. Franklin Impson, Jr.
                               -----------------------------------------
                                   E. Franklin Impson, Jr.
                                   Vice President and Controller
                                   (Principal Accounting Officer)



Date:  February 10, 1997