Form 10-Q
period 1997-03-29
ONEITA INDUSTRIES INC
filed 1997-05-16
CIK 820957

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,149,339 shares of Common Stock as of April 30, 1997.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

         Condensed Consolidated Balance Sheets at
         March 29, 1997 & September 28, 1996 ....................   1

         Condensed Consolidated Statements of Operations for
         the Three Months Ended March 29, 1997 and
         March 30, 1996 .........................................   3

         Condensed Consolidated Statements of Operations for
         the Six Months Ended March 29, 1997 and
         March 30, 1996 .........................................   4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended March 29, 1997 and
         March 30, 1996 .........................................   5

         Notes to Condensed Consolidated Financial Statements ...   6

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations ....................   8


PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings .............................  11

         Item 2:  Changes in Securities .........................  11

         Item 3:  Defaults upon Senior Securities ...............  11

         Item 4:  Submission of Matters to a Vote of Security
                  Holders .......................................  11

         Item 5:  Other Information .............................  11

         Item 6:  Exhibits and Reports on Form 8-K ..............  12

         Signature ..............................................  13

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                   March 29,     September 28,
                                                     1997            1996
                                                  ----------     -------------
                                                  (Unaudited)       (Note 1)

      ASSETS

      CURRENT ASSETS:

           Cash                                    $  6,270       $  9,135

           Refundable income tax                       --            1,988

           Accounts receivable, less
             allowance for doubtful accounts         22,054         25,675

           Inventories (Note 2)                      36,689         43,883

           Prepaid expenses and other
             current assets                             234            223
                                                   --------       --------

             Total current assets                    65,247         80,904

      PROPERTY, PLANT AND EQUIPMENT,
           at cost, less accumulated
           depreciation and amortization             43,069         46,244

      OTHER ASSETS                                    3,539          2,377
                                                   --------       --------

                                                   $111,855       $129,525
                                                   ========       ========


See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         March 29,    September 28,
                                                                          1997            1996
                                                                        -----------   -------------
                                                                        (Unaudited)     (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capital
         lease obligations                                               $  1,404       $  1,845
     Long-term debt in default
         classified as current                                             70,654         72,192
     Accounts payable                                                       5,095          9,016
     Accrued liabilities                                                   11,250         11,433
                                                                         --------       --------

       Total current liabilities                                           88,403         94,486

CAPITAL LEASE OBLIGATIONS                                                   2,687          3,125

SHAREHOLDERS' EQUITY:
     Preferred Stock, Series I, par
       value $1.00 per share, 2,000,000
       shares authorized, none issued                                          --             --
     Common Stock, $.25 par value,
       15,000,000 shares authorized,
        9,149,339 shares outstanding at
        March 29, 1997 and 9,269,739 shares
        outstanding at September 28, 1996                                   2,287          2,318
     Other shareholders' equity                                            18,478         29,596
                                                                         --------       --------

                                                                         $111,855       $129,525
                                                                         ========       ========


See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          Three Months Ended
                                                       -------------------------
                                                       March 29,       March 30,
                                                         1997            1996
                                                       --------        ---------


Net sales                                              $ 32,515        $ 43,236

Cost of sales                                            32,438          56,718
                                                       --------        --------

         Gross profit                                        77         (13,482)

Selling, general and administrative                       3,374           5,818
   expenses

Consolidation and restructuring charges                      --           5,301
                                                       --------        --------
         Loss from operations                            (3,297)        (24,601)

Interest expense, net of interest
  income of $125 in 1997 and
  $202 in 1996                                            1,942           1,621
                                                       --------        --------


         Loss before benefit for income taxes            (5,239)        (26,222)


Benefit for income taxes                                     --            (874)
                                                       --------        --------

         Net loss                                      $ (5,239)       $(25,348)
                                                       ========        ========

         Net loss per share(Note 3)                    $   (.57)       $  (3.68)
                                                       ========        ========


See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                           Six Months Ended
                                                      -------------------------
                                                      March 29,       March 30,
                                                         1997            1996
                                                      ---------       ---------


Net sales                                              $ 66,412        $ 78,423

Cost of sales                                            67,077          91,351
                                                       --------        --------

         Gross profit                                      (665)        (12,928)


Selling, general and administrative
   expenses                                               6,662          10,511


Consolidation and restructuring charges                      --           5,301
                                                       --------        --------

         Loss from operations                            (7,327)        (28,740)

Interest expense, net of interest
  income of $270 in 1997 and
  $266 in 1996                                            3,822           2,921
                                                       --------        --------

         Loss before benefit for income taxes           (11,149)        (31,661)

Benefit for income taxes                                     --          (2,939)
                                                       --------        --------

         Net loss                                      $(11,149)       $(28,722)
                                                       ========        ========

         Net loss per share ( Note 3 )                 $  (1.22)       $  (4.17)
                                                       ========        ========


See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Six Months Ended
                                                         -------------------------
                                                         March 29,       March 30,
                                                           1997            1996
                                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                            $(11,149)       $(28,722)
     Adjustments to reconcile net loss
       to net cash provided by (used in) operating
       activities:
     Depreciation and amortization                          3,314           2,889
     Consolidation charges                                     --           3,676
     Provision for losses on accounts receivable               17             200
     Decrease in deferred income taxes                         --          (1,621)
     Change in assets and liabilities                       8,074           7,361
                                                         --------        --------
     Net cash provided by (used in) operating
       activities                                             256         (16,217)
                                                         --------        --------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of property, plant and equipment          (1,235)         (6,682)
     Decrease in equipment lease deposits                      --             883
     Proceeds from sale of property, plant
       and equipment                                          531              58
                                                         --------        --------
        Net cash used in investing activities                (704)         (5,741)
                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Short-term borrowings                                     --           2,000

     Proceeds from issuance of long-term debt                  --          20,219
     Payment of long-term debt and capital
       lease obligations                                   (2,417)         (1,960)
                                                         --------        --------
     Net cash (used in) provided by
      financing activities                                 (2,417)         20,259
                                                         --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (2,865)         (1,699)


CASH AT BEGINNING OF PERIOD                                 9,135           2,749
                                                         --------        --------

CASH AT END OF PERIOD                                    $  6,270        $  1,050
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

        The Company incurred net losses of $53.7 million and $11.1 million respectively for the year ended September 28, 1996 and for the six months ended March 29, 1997. Market pressures that resulted in reduced sales volumes and prices and operating losses during those periods are continuing into the second half of fiscal 1997. Management's operating plans include continuing its cost reduction program, pursuing a further consolidation of operations and concentrating the manufacturing and sales efforts on a more profitable product mix. Inventories of $69.1 million at March 1996 were reduced by 47% to $36.7 million at March 1997. Product quality and responsiveness to the needs of the Company's customers have improved.

        At March 29, 1997, the Company was in default and not in compliance with debt repayment obligations and certain other terms of its long-term revolving credit agreement and continues to be in default and non-compliance. Also, at March 29, 1997, the Company was, and continues to be, not in complicance with certain terms of its loan agreement with an institutional lender and at May 16, 1997 was in default of debt repayment obligations to this lender. Accordingly, these obligations, $57.0 million and $6.2 million, respectively, are subject to acceleration by the lenders and have been classified as current liabilities. Also, classified as current liabilities under a cross default provision with the revolving credit agreement are subordinated notes held by Robert M. Gintel, Chairman of the Board, in the amount of $7.5 million.

        The institutional lender has advised the Company of its intention to declare all of the indebtedness due it to be due and payable on May 27, 1997 unless such defaults and noncompliance are cured by that date. The lending banks under the Company's revolving credit agreement have assigned their interest to third parties. These third parties have indicated they are prepared to enter into a standstill/forbearance agreement. The Company will be meeting with such parties to address the Company's strategic plans with a view to restructuring the loan agreement. The Company has also provided the proposed standstill/forbearance agreement to its institutional lender and hopes to meet with such lender to address its strategic plans with a view to restructuring this loan agreement. No assurance can be given that the Company will be successful in negotiating a restructuring of its existing debt agreements on terms satisfactory to such third parties or its institutional lender. In the event the Company cannot successfully restructure its debt agreements, it may be required to seek relief from its creditors under applicable federal and state laws.

       In the event that sufficient financing cannot be arranged in a timely manner, in order to meet its liquidity requirements the Company may be required to further reduce inventory levels in advance of planned deliveries by either further curtailment of production or by accelerating customer deliveries through discounting of prices below its inventory and production costs.

       The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 28, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 28, 1996.

        In addition, the accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern and contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.


(2)    Inventories  -

       Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following (dollars in thousands):

                                       March 29,    September 28,
                                         1997          1996
                                       ---------    -------------

Finished goods ....................     $26,230       $31,774

Work in process ...................       7,973         9,287

Raw materials and supplies.........       2,486         2,822
                                        -------       -------
                                        $36,689       $43,883
                                        =======       =======

(3)    Net Income Per Share   -

       Earnings per share are calculated using the weighted average number of shares of common stock and, where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 9,149,339 and 6,883,695 for the three months ended March 29, 1997 and March 30, 1996, respectively and 9,149,339 and 6,883,647 for the six months ended March 29, 1997 and March 30, 1996, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

         Net sales for the three months ended March 29, 1997 were $32.5 million as compared to $43.2 million in the comparable period of the prior year, a decrease of $10.7 million or 24.8%. $8.7 million of the sales decrease was attributable to lower units sold reflecting high inventory balances in customers' warehouses and increased competition in the marketplace. Lower unit selling prices further reduced sales by $2.0 million and was caused by continued production overcapacity in the industry and by lower priced imports.

         Gross profit for the quarter ended March 29, 1997 of $0.1 million increased $13.6 million from the comparable period of the prior year. The increase was due to improved manufacturing efficiencies and cost reductions totaling $5.1 million as well as 1996 second quarter inventory writedowns of $10.5 million, net, offset by lower sales prices of $2.0 million. Gross profit, as a percentage of net sales, increased to 0.2% compared to (31.2)% in the comparable period of the prior year.

         Selling, general and administrative expenses for the three months ended March 29, 1997 decreased $2.4 million from the comparable period of the prior year. The decrease was due to lower personnel costs of $0.9 million and reduced advertising and product development costs of $0.6 million, both as a result of the Company's cost reduction plan as previously announced. Other cost reductions realized in the six months were offset by increases in loan cost amortization and loan restructuring costs of $0.4 million.

         Interest expense, net of interest income, for the second quarter of 1997 was $1.9 million compared to $1.6 million for the corresponding period last year. The increase was due primarily to higher borrowing rates.

         Net sales for the six months ended March 29, 1997 were $66.4 million as compared to $78.4 million in the comparable period of the prior year, a decrease of $12.0 million or 15.3%. The decrease was due primarily to lower units sold of $7.7 million as well as by lower unit selling prices of $4.3 million.

         Gross profit for the six months ended March 29, 1997 of $(0.6) million increased $12.3 million from the comparable period of the prior year. The increase was due to improved manufacturing efficiencies and cost reductions of $7.1 million as well as the 1996 inventory writedowns of $9.5 million, net, offset by lower sales prices of $4.3 million. Gross profit, as a percentage of net sales, increased to (1.0)% compared to (16.5)% in the comparable period of the prior year.

         Selling, general and administrative expenses for the six months ended March 29, 1997 decreased $3.8 million from the comparable period of the prior year. The decrease was due to lower personnel costs of $1.6 million and reduced advertising and product development costs of $1.2 million, both as a result of the Company's cost reduction plan as previously announced.

Other costs reductions realized in the six months were offset by increases in loan cost amortization and loan restructuring costs of $0.5 million.

       Interest expense, net of interest income, for the six months ended March 29, 1997 was $3.8 million as compared to $2.9 million in the comparable period of the prior year. The increase was due primarily to higher borrowing rates.


Liquidity and Capital Resources

       Working capital was $(23.2) million at March 29, 1997 compared to $(13.6) million at September 28, 1996.

        Net cash provided by operating activities for the six months ended March 29, 1997 was $0.3 million. The primary components were reductions of inventory of $7.2 million and accounts receivable of $5.6 million. This was offset by a decrease in accounts payable and accrued liabilities of $4.1 million and by the net loss adjusted for depreciation and amortization.

       Cash used in investing activities the first six months of 1997 consisted of capital expenditures of $1.2 million partially offset by proceeds from the sale of property and equipment.

       In January 1996, the Company entered into a $60.0 million revolving credit agreement with its banks. At March 29, 1997, $57.0 million was outstanding under this agreement. The revolving line of credit is collateralized by inventories and accounts receivable and has a maturity date of January 26, 1999. At March 29, 1997, the Company was, and continues to be, in default and not in compliance with certain debt repayment obligations and other financial covenants arising under the revolving credit agreement and there existed a $29.8 million collateral deficiency under the agreement as related to borrowing capacity. Also, at March 29, 1997, the Company was, and continues to be, not in compliance with certain terms of its loan agreement with an institutional lender and at May 16, 1997 was in default of debt repayment obligations to this lender. The institutional lender has advised the Company of its intention to declare all of the indebtedness due it to be due and payable on May 27, 1997 unless such defaults and noncompliance are cured by that date. The lending banks under the Company's revolving credit agreement have assigned their interest to third parties. These third parties have indicated they are prepared to enter into a standstill/forbearance agreement. The Company be meeting with such parties to address the Company's strategic plan with a view to restructuring the loan agreement. The Company has also provided the proposed standstill/forbearance agreement to its institutinal lender and hopes to meet with such lender to address its strategic plans with a view to restructuring this loan agreement. No assurance can be given that the Company will be successful in negotiating a restructuring of its debt agreements with such third parties or its institutional lender. In the event the Company cannot successfully restructure its debt agreements, it may be required to seek relief from its creditors under applicable federal and state laws.

       The Company's future liquidity requirements are expected to consist primarily of capital expenditures and working capital requirements. The Company's liquidity requirements are expected to be financed from operating cash flow and existing debt arrangements, as amended or refinanced. No assurance can be given that sufficient financing will be available to the Company on satisfactory terms or at all.

       In the event that sufficient financing cannot be arranged in a timely manner, in order to meet its liquidity requirements the Company may be required to further reduce inventory levels in advance of planned deliveries by either further curtailment of production or by accelerating customer deliveries through the additional discounting of prices below its inventory and production costs.

       The Company has reduced its work in process and finished goods inventories as well as its overall operating costs during the last twelve months. Annualized operating costs have been reduced by approximately $15.0 million; inventory levels have been reduced from $69.1 million at March 30, 1996 to $36.7 million at March 29, 1997, and accounts receivable days outstanding were reduced by one third. Product quality and responsiveness to the needs of our customers have improved. The Company will continue to focus on these areas, as well as on improvements in sales and marketing, manufacturing and quality control in the second half of fiscal 1997. No assurance can be given that these reductions will generate sufficient liquidity to meet the Company's objectives.

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

                      None

Item 3            Defaults upon Senior Securities

                  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4            Submission of Matters to a Vote of Security Holders

                  (a) The Registrant held its Annual Meeting of Stockholders on February 27, 1997.

                  (b) Eight directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 1998. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                           NAME                                   VOTES FOR             VOTES WITHHELD
                           ----                                   ---------             --------------
                           Robert M. Gintel                       8,650,288                   70,302
                           Jack R. Altherr, Jr.                   8,649,046                   71,544
                           C. Michael Billingsley                 8,649,046                   71,544
                           G. Stephen Felker                      8,649,046                   71,544
                           Meyer A. Gross                         8,650,288                   70,302
                           John G. Hudson                         8,649,046                   71,544
                           H. Varnell Moore                       8,650,288                   70,302
                           Lewis Rubin                            8,650,288                   70,302

Item 5            Other Information

                      None

Item 6            Exhibits and Reports on Form 8-K

                      27.  Financial Data Schedule

                           No Exhibits or Reports on Form 8-K were filed during this quarterly period.

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



                                 ONEITA INDUSTRIES, INC.




                                 By: /s/ C. Michael Billingsley
                                         C. Michael Billingsley
                                         President and Chief Executive Officer




                                 By: /s/ William H. Boyd
                                         William H. Boyd
                                         Vice President and Treasurer
                                         (Principal Financial Officer)


Date:  May 16, 1997