Form 10-Q
period 1997-06-28
ONEITA INDUSTRIES INC
filed 1997-08-18
CIK 820957

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 1-9734

                           ONEITA INDUSTRIES, INC.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                                    57-0351045
---------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4130 FABER PLACE DRIVE, SUITE 200, CHARLESTON, SC          29405
--------------------------------------------------       ----------
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

                              |X| Yes    |_| No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,149,339 shares of Common Stock as of July 31, 1997.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION (Unaudited)

      Condensed Consolidated Balance Sheets at
      June 28, 1997 and September 28, 1996 .....................    1

      Condensed Consolidated Statements of Operations for
      the Three Months Ended June 28, 1997 and
      June 29, 1996 ............................................    3

      Condensed Consolidated Statements of Operations for
      the Nine Months Ended June 28, 1997 and
      June 29, 1996 ............................................    4

      Condensed Consolidated Statements of Cash Flows for
      the Nine Months Ended June 28, 1997 and
      June 29, 1996 ............................................    5

      Notes to Condensed Consolidated Financial Statements .....    6

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations ......................    8

PART II - OTHER INFORMATION

      Item 1:     Legal Proceedings ............................   11

      Item 2:     Changes in Securities ........................   11

      Item 3:     Defaults upon Senior Securities ..............   11

      Item 4:     Submission of Matters to a Vote of Security
                  Holders ......................................   11

      Item 5:     Other Information ............................   11

      Item 6:     Exhibits and Reports on Form 8-K .............   12

      Signatures ...............................................   13

                   ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      June 28,     September 28,
                                                       1997            1996
                                                     -----------   -------------
                                                     (Unaudited)   (Note 1)
ASSETS

CURRENT ASSETS:

   Cash                                                $  3,158       $  9,135

   Refundable income tax                                     --          1,988

   Accounts receivable, less
     allowance for doubtful accounts                     20,192         25,675

   Inventories (Note 2)                                  35,631         43,883

   Prepaid expenses and other
     current assets                                         202            223
                                                       --------       --------

     Total current assets                                59,183         80,904

PROPERTY, PLANT AND EQUIPMENT,
   at cost, less accumulated
   depreciation and amortization                         42,003         46,244

OTHER ASSETS                                              3,339          2,377
                                                       --------       --------

                                                       $104,525       $129,525
                                                       ========       ========

See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   June 28,       September 28,
                                                     1997             1996
                                                 -----------      ------------
                                                 (Unaudited)         (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of capital lease
     obligations                                   $  1,405           $  1,845
   Long-term debt in default
      classified as current                          70,654             72,192
   Accounts payable                                   4,747              9,016
   Accrued liabilities                                9,378             11,433
                                                   --------           --------

     Total current liabilities                       86,184             94,486

CAPITAL LEASE OBLIGATIONS                             2,359              3,125

SHAREHOLDERS' EQUITY:
   Preferred Stock, Series I, par
     value $1.00 per share, 2,000,000
     shares authorized, none issued                      --                 --
   Common Stock, $.25 par value,
     15,000,000 shares authorized,
      9,149,339 shares outstanding at
      June 28, 1997 and 9,269,739 shares
     outstanding at September 28, 1996                2,287              2,318
Other shareholders' equity                           13,695             29,596
                                                   --------           --------
                                                     15,982             31,914
                                                   --------           --------

                                                   $104,525           $129,525
                                                   ========           ========

See notes to condensed consolidated financial statements.

                   ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                                           Three Months Ended
                                                         ----------------------
                                                         June 28,      June 29,
                                                           1997          1996
                                                         --------      --------
Net sales                                                $ 35,549      $ 55,212

Cost of sales                                              35,033        53,768
                                                         --------      --------

      Gross profit                                            516         1,444

Selling, general and administrative
   expenses                                                 3,278         4,820
                                                         --------      --------

      Loss from operations                                 (2,762)       (3,376)

Interest expense, net of interest
  income of $ 45 in 1997 and
  $ 59 in 1996                                              2,020         1,867
                                                         --------      --------

      Loss before benefit for income taxes                 (4,782)       (5,243)

Benefit for income taxes                                       --            --
                                                         --------      --------

      Net loss                                           $ (4,782)     $ (5,243)
                                                         ========      ========

      Net loss per share (Note 3)                        $   (.52)     $   (.76)
                                                         ========      ========

See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                           Nine Months Ended
                                                         ----------------------
                                                         June 28,      June 29,
                                                           1997          1996
                                                         --------      --------
Net sales                                               $ 101,961     $ 133,635

Cost of sales                                             102,110       145,119
                                                        ---------     ---------

      Gross profit                                           (149)      (11,484)

Selling, general and administrative-
   expenses                                                 9,940        15,331


Consolidation and restructuring charges                        --         5,301
                                                        ---------     ---------

      Loss from operations                                (10,089)      (32,116)

Interest expense, net of interest
  income of $314 in 1997 and $325 in 1996                   5,842         4,788
                                                        ---------     ---------

      Loss before benefit for income taxes                (15,931)      (36,904)

Benefit for income taxes                                       --        (2,939)
                                                        ---------     ---------

      Net loss                                          $ (15,931)    $ (33,965)
                                                        =========     =========

      Net loss per share (Note 3)                       $   (1.74)    $   (4.94)
                                                        =========     =========

See notes to condensed consolidated financial statements.

                   ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                           Nine Months Ended
                                                         ----------------------
                                                         June 28,      June 29,
                                                           1997          1996
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                               $(15,931)    $(33,965)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
    Depreciation and amortization                            4,934        4,486
    Provision for losses on accounts receivable                192          400
    Decrease in deferred income taxes                           --       (1,621)
    Change in assets and liabilities                         9,075       18,528
                                                          --------     --------
     Net cash used in operating activities                  (1,730)     (12,172)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment             (2,113)      (7,443)
   Decrease in equipment lease deposits                         --          883
   Proceeds from sale of property, plant
     and equipment                                             610          591
                                                          --------     --------
      Net cash used in investing activities                 (1,503)      (5,969)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Short-term borrowings                                        --        2,000
   Proceeds from issuance of long-term debt                     --       22,219
   Payment of long-term debt and capital
     lease obligations                                      (2,744)      (3,931)
                                                          --------     --------
         Net cash (used in) provided by
            financing activities                            (2,744)      20,288
                                                          --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (5,977)       2,147

CASH AT BEGINNING OF PERIOD                                  9,135        2,749
                                                          --------     --------

CASH AT END OF PERIOD                                     $  3,158     $  4,896
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

      The Company incurred net losses of $53.7 million and $15.9 million respectively for the year ended September 28, 1996 and for the nine months ended June 28, 1997. Market pressures that resulted in reduced sales volumes and prices and operating losses during those periods are continuing into the last half of 1997. Management's operating plans include continuing its cost reduction program, pursuing a further consolidation of operations and concentrating the manufacturing and sales efforts on a more profitable product mix. Inventories of $56.7 million at June 1996 were reduced by 37% to $35.6 million at June 1997. Product quality and responsiveness to the needs of our customers have improved.

      At June 28, 1997, the Company was in default and not in compliance with debt repayment obligations and certain other terms of its long-term revolving credit agreement and of its loan agreement with an institutional lender and continues to be in default and non-compliance. Accordingly, these obligations, $57.0 million and $6.2 million, respectively, are subject to acceleration by the lenders and have been classified as current liabilities. Also, classified as current liabilities under a cross default provision with the revolving credit agreement are subordinated notes held by Robert M. Gintel in the amount of $7.5 million. Mr. Gintel resigned as Chairman of the Board and as a Director of the Company on August 8, 1997.

      The Company has met and will be meeting with its long-term revolving credit lenders, its institutional lender, and Mr. Gintel to address the Company's strategic plans with a view to restructuring the loan agreements. No assurance can be given that the Company will be successful in negotiating a restructuring of its existing debt agreements on terms satisfactory to such parties or its institutional lender. In the event the Company cannot successfully restructure its debt agreements, it may be required to seek relief from its creditors under applicable federal and state laws.

      In the event that sufficient financing cannot be arranged in a timely manner, in order to meet its liquidity requirements the Company may be required to further reduce inventory levels in advance of planned deliveries by either curtailment of production or by accelerating customer deliveries through further discounting of prices below its inventory and production costs.

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at

September 28, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 28, 1996.

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

(2) Inventories -

      Inventories, stated at the lower of cost (primarily last-in, first-out) or market, are comprised of the following (dollars in thousands):

                                                    June 28,       September 28,
                                                      1997              1996
                                                    --------       -------------

            Finished goods    .................      $23,399          $31,774
            Work in process   .................        8,869            9,287
            Raw materials and supplies ........        3,363            2,822
                                                     -------          -------
                                                     $35,631          $43,883
                                                     =======          =======

(3) Net Income Per Share -

      Earnings per share are calculated using the weighted average number of shares of common stock and, where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 9,149,339 and 6,878,506 for the three months ended June 28, 1997 and June 29, 1996, respectively and 9,149,339 and 6,878,506 for the nine months ended June 28, 1997 and June 29, 1996, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

      Net sales for the three months ended June 28, 1997 were $35.6 million as compared to $55.2 million in the comparable period of the prior year, a decrease of $19.6 million or 35.5%. $17.2 million of the sales decrease was attributable to lower units sold reflecting high inventory balances in customers' warehouses and increased competition in the marketplace. Lower unit selling prices further reduced sales by $2.4 million and was caused by continued production overcapacity in the industry and by lower priced imports.

      Gross profit for the quarter ended June 28, 1997 of $0.5 million decreased $0.9 million from the comparable period of the prior year. The decrease was due to lower sales prices of $2.4 million and by lower sales, offset by improved manufacturing efficiencies and cost reductions. Gross profit, as a percentage of net sales, decreased to 1.5% compared to 2.6% in the comparable period of the prior year.

      Selling, general and administrative expenses for the three months ended June 28, 1997 decreased $1.5 million from the comparable period of the prior year. The decrease was due to lower personnel costs of $0.8 million and reduced advertising and product development costs of $0.6 million, both as a result of the Company's cost reduction plan as previously announced. Other costs reductions realized in the six months were offset by increases in loan cost amortization and loan restructuring costs of $0.6 million.

      Interest expense, net of interest income, for the third quarter of 1997 was $2.0 million compared to $1.9 million for the corresponding period last year. The increase was due to higher average borrowing rates.

      Net sales for the nine months ended June 28, 1997 were $102.0 million as compared to $133.6 million in the comparable period of the prior year, a decrease of $31.6 million or 23.7%. The decrease was due primarily to lower units sold of $24.9 million as well as by lower unit selling prices of $6.7 million.

      Gross profit for the nine months ended June 28, 1997 of $(0.1) million increased $11.4 million from the comparable period of the prior year. The increase was due to improved manufacturing efficiencies and cost reductions of $8.6 million as well as the 1996 inventory writedowns of $9.5 million, net, offset by lower sales prices of $6.7 million and by lower sales. Gross profit, as a percentage of net sales, increased to (0.1)% compared to (8.6)% in the comparable period of the prior year.

      Selling, general and administrative expenses for the nine months ended June 28, 1997 decreased $5.4 million from the comparable period of the prior year. The decrease was due to lower personnel costs of $2.5 million and reduced advertising and product development costs of $1.6 million, both as a result of the Company's cost reduction plan as previously announced. Other cost reductions realized in the six months were offset by increases in loan cost amortization and loan restructuring costs of $1.1 million.

      Interest expense, net of interest income, for the nine months ended June 28, 1997 was $5.8 million as compared to $4.8 million in the comparable period of the prior year. The increase was due primarily to higher borrowing rates.

Liquidity and Capital Resources

      Working capital was $(27.0) million at June 28, 1997 compared to $(13.6) million at September 28, 1996.

      Net cash used in operating activities for the nine months ended June 28, 1997 was $1.7 million. The primary uses were the net loss adjusted for depreciation and amortization, and decreases in accounts payable and accrued liabilities of $6.3 million, offset by reductions of inventory of $8.2 million and accounts receivable of $7.5 million.

      Cash used in investing activities the first nine months of 1997 consisted of capital expenditures of $2.1 million partially offset by proceeds from the sale of property and equipment.

      In January 1996, the Company entered into a $60.0 million revolving credit agreement with its banks. At June 28, 1997, $57.0 million was outstanding under this agreement. At June 28, 1997, the Company was, and continues to be, in default and not in compliance with debt repayment obligations and certain other financial covenants arising under the revolving credit agreement and there existed a $35.4 million collateral deficiency under the agreement as related to borrowing capacity. Also, at June 28, 1997, the Company was, and continues to be, not in compliance with debt repayment obligations and certain other financial covenants under a loan agreement with an institutional lender. The revolving credit agreement and the loan agreement with the institutional lender are collateralized by inventories and accounts receivable. The lending banks under the Company's revolving credit agreement have assigned their interest to third parties. The Company has met and will be meeting with its long-term revolving credit lenders and its institutional lender to address the Company's strategic plans with a view to restructuring the loan agreements. No assurance can be given that the Company will be successful in negotiating a restructuring of its debt agreements with such third parties or its institutional lender. In the event the Company cannot successfully restructure its debt agreements, it may be required to seek relief from its creditors under applicable federal and state laws.

      The Company's future liquidity requirements are expected to consist primarily of capital expenditures and working capital requirements. If existing debt arrangements are not amended or refinanced, the Company projects that it will exhaust its working capital in the fiscal quarter ending December 1997.

No assurance can be given that the Company's debt arrangements will be amended or refinanced or that sufficient financing will be available to the Company on satisfactory terms or at all.

      In the event that sufficient financing cannot be arranged in a timely manner, in order to meet its liquidity requirements the Company may be required to further reduce inventory levels in advance of planned deliveries by either curtailment of production or by accelerating customer deliveries through further discounting of prices below its inventory and production costs.

      The Company has reduced its work in process and finished goods inventories as well as its overall operating costs during the last twelve months. Annualized operating costs have been reduced by approximately $15.0 million; inventory levels have been reduced from $56.7 million at June 29, 1996 to $35.6 million at June 28, 1997, and accounts receivable days outstanding were reduced by one fourth. Product quality and responsiveness to the needs of our customers have improved. The Company will continue to focus on these areas, as well as on improvements in sales and marketing, manufacturing and quality control. No assurance can be given that these reductions will generate sufficient liquidity to meet the Company's objectives.

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

Item 2      Changes in Securities

                  None

Item 3      Defaults upon Senior Securities

            See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4      Other Information

                  None

Item 5      Exhibits and Reports on Form 8-K

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

                           ONEITA INDUSTRIES, INC.


                           By: /s/ C. Michael Billingsley
                              -------------------------------------
                              C. Michael Billingsley
                              President and Chief Executive Officer


                           By: /s/ William H. Boyd
                              -------------------------------------
                              William H. Boyd
                              Vice President and Treasurer
                              (Principal Financial Officer)

Date:  August 15, 1997