Form 10-K
period 1997-09-27
ONEITA INDUSTRIES INC
filed 1997-12-31
CIK 820957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 27, 1997 or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

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

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K: [ ]

              The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of November 28, 1997 was approximately $2,300,000.

              The number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 28, 1997 was 9,149,339 shares.

              Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                     PART I


ITEM ONE - BUSINESS (Dollars in thousands)


     Oneita Industries, Inc. (the "Company" or "Oneita") manufactures and markets high quality activewear and infantswear. Oneita's activewear includes T-shirts and sweatshirts for screen printing sold under the Oneita Power-T(R), Oneita Power 50 Plus(R), Oneita Power-Sweats(R) and Oneita Colorwear(TM) brand names. The Company estimates that it is the fourth largest manufacturer of branded imprinted T-shirts in the United States. Oneita's infantswear includes layette and playwear sold primarily under private labels. Activewear products are marketed to the imprinted sportswear industry and to retailers and infantswear products are marketed to major retailers.

     Since 1987, Oneita has achieved growth by building a brand name activewear and infantswear business with a high quality image. As a result of realigning its product mix to concentrate on these products, the Company's net sales of activewear increased from $37,400 in 1987 to $137,500 and $112,900 in 1996 and 1997, respectively, and net sales of infantswear increased from $14,200 in 1987 to $30,800 and $22,100 in 1996 and 1997, respectively.

     Oneita expanded its activewear products by introducing sweatshirts in 1991 under the Oneita Power-Sweats label. Sweatshirts accounted for approximately $16,900 and $8,300 of the activewear sales in 1996 and 1997, respectively. In infantswear, Oneita has focused on developing a variety of products, each targeted at specific retail markets, including department stores, chain stores and mass merchandisers.


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

     Oneita introduced sweatshirts in 1991 to its activewear line under the Oneita Power-Sweats label. The Company sells sweatshirts to the same customers to whom it sells T-shirts and believes that its ability to do so may result in stronger relationships with such customers and the addition of new customers for both T-shirts and sweatshirts. In 1996, the ONEITA'S KIDS line was expanded with new styles of fleecewear and T-shirts.

     Historically, Oneita's business has been seasonal with respect to T-shirt sales to the extent that approximately 50% of annual T-shirt sales have been in the March through June period. Sweatshirts provide a seasonal balance for Oneita since its customers tend to stock higher levels of T-shirts in the spring and summer months and higher levels of sweatshirts in the fall and winter months.

     The Company sells activewear through in-house salespersons to approximately 330 customers located throughout the United States, including 50 distributors. The Company also sells activewear to distributors in Europe, Canada and the Pacific Rim. Such export sales accounted for approximately $2,000 of net sales in both 1996 and 1997.

     The Company estimates that the branded imprinted T-shirt market exceeds $3.5 billion in sales annually and believes it is the fourth largest manufacturer of branded imprinted T-shirts in the United States. The market for T-shirts for the screen printing industry is very competitive and is based upon quality, service, price, availability of product and name recognition. Oneita's primary competitors, Fruit of the Loom, Inc., Russell Corporation and Sara Lee Knit Products (a subsidiary of Sara Lee Corporation) are larger, have substantially greater resources and in the aggregate account for a majority of the T-shirt market.

     Oneita believes that it competes favorably in quality, price, customer service and availability of product. While in prior years, foreign competition did not have a material effect on the sale of activewear within the U. S. market, recent years have seen increases in the importation of T-shirts from 29% in 1994 to 37% in 1996 of T-shirts sold. In order to reduce inventory levels and in response to competitive market conditions, the Company reduced its selling prices by approximately 15% in 1996 and 10% in 1997.

     During 1995, Oneita expanded its Power 50 Plus line (a premium T-shirt comprised of 60% cotton and 40% polyester), enhanced its "PFD" T-shirt collection (an all-cotton shirt that is re-dyed by customers) and also introduced a new T-shirt, the Power Rib-T. In 1996, the PFD program was further expanded by the offering of the Colorwear Collection, a garment dyed assortment of both old and new styles in new colors. In

1997 the number of activewear product offerings were reduced due to competitive market conditions and in an effort to increase manufacturing efficiencies.

     Historically, Oneita has manufactured and sold private label cotton and cotton blend layette and playwear for infants and toddlers. Layette is apparel for newborns while playwear is apparel for infants and toddlers up to 36 months of age. In 1986, Oneita began to manufacture and market higher priced infantswear under its own brand name, Soupcon. In fiscal 1996 and 1997, net sales of infantswear under the Company's own brand names accounted for less than 5% of its total infantswear sales.

     Oneita, in years prior to 1997, had license agreements with Health-tex, Inc. to manufacture and market the Health-tex lines of layette products in the United States and its territories and with Kessler Marketing Group, Inc. to manufacture and market a layette line under the Mother Goose & Company trademark. Sales of products under these license agreements declined in 1996 and 1997, and accordingly, the agreements were not renewed by the Company in 1997.

     Oneita sells its private label infantswear to substantially all of the major department stores and major retail chain stores.

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


                                  MANUFACTURING


     The Company's historical strategy has been to decrease cost through operating its facilities at maximum capacity and, from time to time, using outside contractors to meet increased customer demand. In addition, the Company has an on-going program to modernize its manufacturing facilities through the addition of technologically advanced equipment. Since 1993, the Company has added approximately $48,000 of technologically advanced machinery and equipment. These expenditures are intended to increase manufacturing efficiencies thereby reducing unit operating cost. Operations at the Company's new Fayette, Alabama Textile facility commenced in October 1996 and production at this facility currently is at approximately 90% of capacity.

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

     During fiscal 1996, the Company closed two manufacturing plants located in South Carolina and reduced its administrative and supervisory staff as part of a restructuring plan to streamline and consolidate the Company's manufacturing and administrative operations. In December 1995, the Company consolidated its five activewear warehouse locations in South Carolina to one warehouse near Atlanta, Georgia. The consolidation, as well as new state of the art material handling equipment, has reduced transportation costs and lead times.

     In September 1997, the Company announced a plan to further consolidate certain of its operations in order to lower its costs and make its operations more efficient. The consolidation will involve the closing of one facility, the write down to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities. The consolidation is expected to reduce annual operating costs, at the Company's current production level, by $17,000.

     The Company's six remaining manufacturing facilities will be located in South Carolina, Alabama, Jamaica and Mexico. In fiscal 1998, it is expected that substantially all of the Company's T-shirts will be sewn in facilities located in Jamaica and Mexico.


                            SALES TO MAJOR CUSTOMERS


     Net sales to the Company's ten largest customers for the year ended September 27, 1997 accounted for approximately 50% of the Company's total sales for such period. One customer, SanMar Corporation, a distributor of activewear for screen printing, accounted for approximately 17% of total net sales in fiscal 1997. Net sales to the Company's five largest activewear customers in fiscal 1997 accounted for approximately 34% of the Company's total net sales. Net sales to the Company's five largest infantswear customers for 1997 accounted for approximately 11% of the Company's total net sales.


                                EFFECT OF IMPORTS


     In prior years, United States quota and tariffs restricted the quantity and increased the cost of apparel items which foreign producers could export to the United States. Foreign competitors, whose chief competitive advantage are lower labor costs, tended to focus on items with high labor content, such as higher priced sportswear. Oneita's products are not as labor intensive as other manufactured apparel and, therefore, were less sensitive to foreign competition.

     In November 1994, the United States Congress approved the North American Free Trade Agreement ("NAFTA"), which is intended to eliminate barriers to trade among the United States, Canada and Mexico over a ten year period. In December 1994, the Uruguay round of negotiations under the auspices of the General Agreement on Tariffs and Trade ("GATT") was concluded. GATT will require that quotas on apparel and textile products be phased out over a ten year period and tariffs on such products be reduced by approximately 11% over the same ten year period. The Company believes import competition will increase and accelerate as quota are phased out.

     Over the last several years, the Company, as well as other domestic apparel manufacturers, moved much of its sewing operations offshore to reduce costs and compete with increased import competition that is resulting from the trade agreements mentioned above. The Company expects that in 1998 substantially all of its T-shirts will be sewn in its offshore plants. The Company believes that its 1997 consolidation of operations will combine low cost textile manufacturing in the United States with the sewing of most of its products offshore so that the Company can continue to be competitive.


                                  RAW MATERIALS


     The principal raw materials used in the Company's products are cotton and cotton-blend yarns. These yarns are readily available from numerous domestic and foreign suppliers. Market prices of cotton and cotton-blend yarns fluctuate from time to time. In previous years, the Company has purchased quantities of these yarns under supply contracts generally at fixed prices with various expiration dates. At September 27, 1997, the Company was not a party to any significant supply contracts for these cotton yarns; instead purchasing most of its current requirements within the spot market at favorable prices. The Company may enter into yarn contracts in 1998 depending on anticipated market prices. For the year ended September 27, 1997 the Company purchased approximately 69% of its yarn from Avondale Mills, Inc., the owner of 24.8% of the Company's Common Stock.

     Other raw materials, such as chemicals, dyes and packaging materials, are purchased on the open market. The sources and availability of these materials are believed to be adequate to meet present needs.


                                     BACKLOG


     The Company's backlog of unfilled orders was approximately $11,600 at September 27, 1997, compared with approximately $17,000 at September 28, 1996. The amount of unfilled orders at a particular time is affected by a number of factors. Accordingly, the amount of unfilled orders may not be indicative of eventual shipments. The Company expects to ship substantially all of its September 27, 1997 backlog of unfilled orders by September 30, 1998.

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


                                    EMPLOYEES


     At September 27, 1997, the Company had approximately 2,450 full time employees. Approximately 100 of the Company's manufacturing employees are covered by a collective bargaining agreement with the Union of Needletraders, Industrial and Textile Employees, successor to the Amalgamated Clothing and Textile Workers Union. The agreement expires in October 1998.

      The Company considers its employee relations to be satisfactory.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

At September 27, 1997, the executive officers of the Company were as follows:


                                         Served as
                                         Officer
Name                             Age     Since         Positions and Offices
---------------------------------------------------------------------------------------------------------
C. Michael Billingsley           46      1996          President and Chief Executive Officer
William H. Boyd                  50      1986          Vice President - Administration and Treasurer
Edward I. Kramer                 63      1986          Secretary

ITEM TWO - PROPERTIES (Dollars in thousands)

     As of September 27, 1997, the Company occupied approximately 1,168,000 square feet of manufacturing, general office and warehouse space at its facilities in Alabama, Georgia, New York, North Carolina, South Carolina, Jamaica and Mexico. Approximately 621,000 square feet are under real estate leases with aggregate minimum annual rental commitments of approximately $1,904. Set forth below is a summary of the facilities owned or leased by the Company.

Location                                      Primary Use                       Square Feet
----------------------------------------------------------------------------------------------------------
Charleston, SC                                Administrative Offices                16,000   (a)
Andrews, SC                                   Manufacturing                        122,000
Atlanta, GA                                   Distribution                         412,000   (b)
Cullman, AL                                   Manufacturing/Distribution           177,000
Fayette, AL                                   Manufacturing                        220,000
Kinston, NC                                   Manufacturing                        114,000   (c)
Juarez, Mexico                                Manufacturing                         28,000   (d)
Montego Bay, Jamaica (2 locations)            Manufacturing                         49,000   (e)
New York, NY                                  Sales and Marketing                    4,000   (f)

----------------

(a) Premises are leased through September 1, 1999 at an annual rental of $270 per year. The Company has an option to renew for two additional five (5) year periods.

(b) Premises are leased through November 1999 at an annual rental of $966 per year. The Company has an option to extend the lease for an additional five years.

(c) Premises are leased through April 30, 1998 at an annual rental of $285 per year.

(d) Premises are leased through October 1, 1999 at an annual rental of $144. The Company has an option to purchase the premises for $900, or it may renew the lease at the end of the lease term.

(e) Premises are leased through November 30, 2002 and June 30, 2000 at annual rentals of $36 and $108, respectively.

(f)    Premises are leased through April, 2000 at an annual rental of $95.

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


ITEM FOUR - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM FIVE - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "ONA". As of November 28, 1997, there were approximately 100 holders of record of the Company's Common Stock. The following table shows for the periods indicated the quarterly range in the high and low sales prices for these securities.


                                                              1997                         1996
                                                      ------------------           --------------------
                                                      High           Low           High             Low
Fiscal Period:
     First Quarter                                  $ 4 1/4        $ 1 1/4       $ 8 1/4         $ 6 1/8
     Second Quarter                                   2 1/4          1 1/4         7 1/4           4 3/8
     Third Quarter                                    1 1/2            3/8         5               3 1/8
     Fourth Quarter                                   1 5/8            3/8         4 1/8           2 5/8

     No cash dividends have been paid since the Company's initial public offering. See Note 3 to "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM SIX - SELECTED FINANCIAL DATA (In thousands, except per share amounts)

                                                      1997               1996              1995              1994             1993
                                                  ---------------------------------------------------------------------------------
Operations:
Net sales                                         $ 135,006          $ 168,346          $175,036         $ 193,459        $ 177,610
Cost of goods sold                                  139,303            192,094           146,820           166,051          152,776
Interest expense, net                                 7,863              7,001             3,006             3,868            4,388
(Loss) income before income taxes                   (40,656)           (56,632)            4,372            (6,794)          (4,609)
Income taxes                                              0             (2,939)            1,552                27           (1,632)
Net (loss) income                                   (40,656)           (53,693)            2,820            (6,821)          (2,977)

Financial data:
Inventories                                       $  31,214          $  43,883          $ 79,968         $  44,720        $  63,086
Accounts receivable                                  17,200             25,675            29,438            35,757           28,718
Depreciation, amortization and
 goodwill write-off (see note below)                  6,974              5,886             4,649            11,443            4,266
Working capital                                     (42,595)           (13,582)           72,904            60,885           84,361
Long-term debt and
  capital lease obligations                           2,032              3,125            37,404            17,133           47,228
Shareholders' equity (deficiency)                    (8,742)            37,743            77,840            76,022           82,822
Total assets                                         86,977            129,525           165,017           120,917          149,266

Common Stock data:
Net (loss) income per share                       $   (4.44)         $   (7.58)         $    .40         $    (.98)       $    (.43)
Book value per share                              $   (0.96)         $    3.49          $  11.32         $   10.92        $   11.09

Number of common
      shares outstanding                              9,149              9,149             6,879             6,961            6,957

     Net loss for fiscal 1997, 1996, 1995 and 1994 includes after-tax amounts of $15,282, $6,229, $2,519 and $4,700, respectively, for restructuring charges as described in Note 5 to the Company's financial statements for the fiscal year ended September 27, 1997. Net loss for fiscal 1994 also includes a $6,651 write-off of goodwill. See Note 1 to the Company's financial statements for the fiscal year ended September 27, 1997.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except share and per share amounts)

                              RESULTS OF OPERATIONS

1997 Compared 1996

     Net sales of the Company for the year ended September 27, 1997 were $135,000 as compared to $168,300 in the prior year, a decrease of $33,300 or 19.8% . $21,500 of the sales decrease was attributable to lower units sold as a result of high inventory balances in customers' warehouses and increased competition in the marketplace. Lower unit selling prices further reduced sales by $11,800 and were caused by continued production overcapacity in the industry and lower priced imports.

     Gross profit for 1997 increased $19,400 from the prior year due to lower raw material prices of $1,200 and improved manufacturing efficiencies and cost reductions of $14,900 as well as 1996 second quarter writedowns of $10,500 offset by reduced revenues of $11,800 attributable to decreased prices and promotional pricing resulting from the Company's efforts to reduce inventory levels and from generally lower selling prices within the marketplace. Gross profit, as a percentage of net sales, increased to (3.2)% compared to (14.1)% in the prior year. Market pressures that resulted in reduced sales volumes and prices and operating losses during the year ended September 27, 1997 are continuing in fiscal 1998.

     Selling, general and administrative expenses for 1997 decreased $6,400 or 32.8% from 1996. Selling, general and administrative expense, as a percent of net sales, is expected to further decrease due to the staffing reductions mentioned below.

     Interest expense, net of interest income, was $7,900 compared to $7,000 for last year. The increase was due to higher average borrowings as well as higher interest rates.

     Net loss for fiscal year 1997 was $40,656 compared to $53,693 for fiscal year 1996. Included in the net loss for 1997 were restructuring costs totaling $15,282 related to the consolidation discussed below. Included in the net loss for 1996 were restructuring costs totaling $6,229 related to the shutdown of two facilities located in South Carolina and reductions in administrative and supervisory staffing. In 1996 and 1997 the Company reduced its administrative and supervisory staff by approximately 340 persons which reduced costs by approximately $12,000.

     In September 1997, the Company announced a plan to consolidate certain of its operations in order to lower its costs and make its operations more efficient. The consolidation will involve the closing of one facility, the write down to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities. The consolidation is expected to reduce annual operating costs by $17,000.

1996 Compared to 1995

     Net sales of the Company were $168,300 as compared to $175,000 in the prior year, a decrease of $6,700 or 3.8% due primarily to reduced selling prices of $19,500 attributable to decreased prices of T-shirts and fleece and promotional pricing; offset by an increase in unit sales of $14,594.

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

     Selling, general and administrative expenses for 1996 decreased $1,200 or 5.7% from 1995. Selling, general and administrative expense, as a percent of net sales, is expected to decrease in future periods due to the staffing reductions mentioned below.

     Interest expense, net of interest income, was $7,000 compared to $3,000 for last year. The increase was due to higher average borrowings as well as higher interest rates.

     Net loss for fiscal year 1996 was $53,700 compared to a net income of $2,800 for fiscal year 1995. Included in the net loss for 1996 were restructuring costs totaling $6,229 related to the shutdown of two facilities located in South Carolina and reductions in administrative and supervisory staffing. In 1996 the Company reduced its administrative and supervisory staff by approximately 150 persons.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company working capital deficit $42,595 at September 27, 1997 compared to a deficit of $13,582 at September 28, 1996. This change was caused primarily by reductions in cash, accounts receivable and inventories.

     The Company had a net decrease in cash of $7,481 in fiscal 1997 compared to a net increase in cash of $6,386 in fiscal 1996. Net cash used in operating activities for 1997 and 1996 were $2,200 and $5,700, respectively. The primary component of cash used in operating activities in fiscal 1997 was the net loss as adjusted for depreciation and amortization. In fiscal 1997 working capital funds were provided from a net decrease in inventory of $12,700 and a decrease in receivables of $9,700. Inventories at September 28, 1996 of $43,900 were reduced by 28.9% in 1997 to $31,200. The Company believes that inventories will be maintained at lower levels than in prior years. The primary component of cash used in operating activities in fiscal 1996 was the net loss as adjusted for depreciation and amortization. In fiscal 1996 working capital funds were provided from a net decrease in inventory of $36,100 and a decrease in accounts receivable of $3,900. Inventories at September 30, 1995 of $80,000 were reduced by 45% in 1996 to $43,900.

     Cash used in investing activities in fiscal 1997 consisted mostly of capital expenditures of $2,832, primarily to complete expansion of Company's textile manufacturing plant in Fayette, Alabama.

     In January 1996, the Company issued 10% subordinated notes to Avondale Mills, Inc. and Robert M. Gintel, Oneita's then Chairman of the Board, in the aggregate principal amount of $15,000 maturing February 26, 1999, concurrently with the funding of the Company's new bank credit facility. In August 1996, the Avondale Note of $7,500, along with accrued interest thereon, was converted into 2,270,833 shares of Common Stock of the Company at a rate of $3.50 principal amount plus interest of notes per share of Common Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The remaining notes payable to Mr. Gintel are subordinated to the Company's bank debt and certain other senior debt. The proceeds from issuance of the subordinated notes have been used for working capital and capital expenditures.

     In January 1996, the Company entered into a new $60,000 revolving credit agreement with its banks. At September 27, 1997, $57,000 in principal was outstanding under this agreement. The proceeds of the new debt were used to pay off an existing bank credit facility and existing short-term bank lines totaling $50,000. The additional proceeds were used for working capital and capital expenditures. The new revolving line of credit is collateralized by inventories and account receivables and has a maturity date of January 26, 1999.

     At September 27, 1997, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Mr. Gintel. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, are subject to acceleration by the lenders (and in May 1997 the institutional lender declared all of the indebtedness due to it to be immediately due and payable) and accordingly have been classified as current liabilities.

     The Company has negotiated an agreement in principle to restructure these obligations which aggregate $70,654, plus accrued interest and fees, pursuant to which such obligations will be exchanged for; 1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company. The Company is attempting to complete the agreements which will be implemented through a pre-negotiated Chapter 11 case.

The Company has reached an agreement in principle with a lender for debtor in possession financing and for financing when it emerges from bankruptcy. However, due to the complexity of the transaction and competing interests, there can be no assurance that the Company will be able to finalize all of the necessary agreements with respect to the restructuring or that, if the Chapter 11 case is commenced, it will be able to implement the Pre-negotiated Plan.


     The Company's future liquidity requirements are expected to consist primarily of capital expenditures and working capital requirements. The Company's liquidity requirements are expected to be financed from operating cash flow and the proposed financing upon emerging from bankruptcy; however, no assurance can be given that such financing will be available or sufficient. Accordingly, the Company has received a going concern opinion from its independent public accountants, see "Report of Independent Public Accountants".

     All statements other than statements of historical fact included in this report regarding the Company's financial position, business strategy and the plans and objectives of the Company's management for the future operations, are forward-looking statements. When used herein, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

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



ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM TEN - DIRECTORS AND EXECUTIVE OFFICERS OF THE DIRECTORS OF THE COMPANY REGISTRANT

     The Company's Certificate of Incorporation presently provides for a Board of Directors consisting of not less than three nor more than nine directors, who serve until the next Annual Meeting of Stockholders or until their successors have been chosen and qualify. The Company's Board of Directors now consists of seven directors as set forth below.


     Jack R. Altherr, Jr. (2) (3) (4)     Meyer A. Gross (1) (3)      H. Varnell Moore (1) (4)
     C. Michael Billingsley (4)           John G. Hudson (1) (4)      Lewis Rubin (2) (3)
     G. Stephen Felker (1)

(1)  Member of Compensation Committee.

(2)  Member of Nominating Committee.

(3)  Member of Audit Committee.

(4)  Member of Executive Committee.


PRINCIPAL OCCUPATION OF DIRECTORS

     MR. JACK R. ALTHERR, JR. (48), a director of the Company since February 1996, has been Vice Chairman of Avondale Incorporated and of Avondale Mills, Inc. since May 1996, and Chief Financial Officer since October 1988 and Director since 1993 of Avondale Mills, Inc. In addition, Mr. Altherr served in various administrative and financial positions with Avondale Mills, Inc. from July 1982 to October 1988. See "Certain Transactions".

     MR. C. MICHAEL BILLINGSLEY (46), a director of the Company since March 1996, has been President and Chief Executive Officer of the Company since March 1996. Prior to joining the Company, from July 1990 to March 1996, Mr. Billingsley was Corporate Vice President of Avondale Mills, Inc. and President of Avondale Yarns. See "Certain Transactions".

     MR. G. STEPHEN FELKER (46), a director of the Company since August 1996, has been Chairman of the Board and Chief Executive Officer since 1986 and President since 1995 of Avondale Mills, Inc., and President and Chief Executive Officer since 1980 and Chairman of the Board since 1992 of Avondale Incorporated. Mr. Felker is also a director of Wachovia Bank of Georgia. See "Certain Transactions".

     MR. MEYER A. GROSS (61), a director of the Company since June 1988, has been a practicing attorney in the State of New York since 1961 and, since 1985 has been a partner in the law firm of Schweitzer Cornman Gross & Bondell LLP and its predecessor firms, intellectual property counsel to the Company.

     MR. JOHN G. HUDSON (72), a director of the Company since December 1990. Mr. Hudson is also a director of West Point Stevens, Inc.

     MR. H. VARNELL MOORE (61), a director of the Company since November 1994, was President, Chief Executive Officer and a director of Woolrich, Inc., a manufacturer of outdoor wear, from July 1993 through May 1996. For more than three years prior thereto, he was President of VF Corporation, a manufacturer of sportswear and other apparel.

     MR. LEWIS RUBIN (60), a director of the Company since October 1993, has been President, Chief Executive Officer and a director of XTRA Corporation, a transportation equipment leasing company, since April 1990.

OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

     NAME                                        OFFICE HELD
     ----                                        -----------

     C. Michael Billingsley .................    President and Chief Executive Officer
     William H. Boyd ........................    Vice President-Administration and Treasurer
     Edward I. Kramer .......................    Secretary

     MR. WILLIAM H. BOYD (50), Vice President-Administration since January 1986 and Treasurer since September 1994, has been employed by the Company in various accounting and financial positions since August 1982.

     MR. EDWARD L. KRAMER (63), has been a practicing attorney in the State of New York since 1960, and is a member of the law firm of Blau, Kramer, Wactlar & Lieberman, P.C., counsel to the Company. Mr. Kramer was appointed Secretary in August 1988. See "Certain Transactions".

ITEM ELEVEN - EXECUTIVE COMPENSATION
(In thousands, except share and per share amounts)

     The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer, one other executive officer, and two former executive officers whose total annual salary and bonus equaled or exceeded $100 for services rendered for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM  COMPENSATION
                                        ANNUAL COMPENSATION (1)             ----------------------------
                                    --------------------------------        STOCK
                                    FISCAL                                  OPTION        ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR       SALARY          BONUS        AWARDS #    COMPENSATION (2)
---------------------------         ----       ------          -----        --------    ----------------

C. Michael Billingsley .........    1997         $300         $   50         120,000         $  1.2
  Chief Executive Officer           1996          156             50              --             .6
                                    1995           --             --              --             --

William H. Boyd ................    1997         $108             --           5,000         $  1.4
  Vice President, Treasurer         1996          108             --              --            1.5
                                    1995          107             --           2,000            1.5

(1) No Other Annual Compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50.0 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

(2) All Other Compensation includes (a) for fiscal 1997, $1.2 and $0.8 of premiums paid by the Company in respect of term life insurance policies on each of Messrs. Billingsley and Boyd, and $0.6 contributed by the Company to Mr. Boyd's account pursuant to the Company's 401(k) Savings Plan, (b) for fiscal 1996, $0.6 and $0.8 of premiums paid by the Company in respect of term life insurance policies on each of Messrs. Billingsley and Boyd, and $0.7 contributed by the Company to Mr. Boyd's account pursuant to the Company's 401(k) Savings Plan, and (c) for fiscal 1995, $0.8 of premium paid by the Company in respect of term life insurance policy on Mr. Boyd and $0.7 contributed by the Company to Mr. Boyd's account pursuant to the Company's 401(k) Savings Plan.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth all stock option grants to the executive officers named in the "Summary Compensation Table" during the year ended September 27, 1997:


                                               INDIVIDUAL GRANTS
                                     --------------------------------------------------------
                                                   % OF TOTAL
                                      NUMBER OF     OPTIONS
                                       SHARES      GRANTED TO
                                     UNDERLYING     EMPLOYEES
                                       OPTIONS      IN FISCAL         EXERCISE     EXPIRATION
       NAME                            GRANTED       YEAR           PRICE ($/SH)      DATE
     -------------                   ----------    ----------       ------------   ----------
     C. Michael Billingsley ........   120,000           70.6%       $1.75-$3.75     2/27/02

     William H. Boyd ...............     5,000            2.9%          $1.75        2/27/02

(1)  All grants are under the Company's stock option plans.

(2) Grants were made in fiscal 1997 at the market value of the Company's Common Stock on the date of grant. Grants vest for Mr. Billingsley at 16,667 at date of grant, 51,667 after one year and 51,666 after two years. All other grants vest 50% one year after date of grant and the remaining balance two years after date of grant.

(3) Total options granted to employees in fiscal 1997 were 170,000 shares of Common Stock.

(4) Assuming annual rates of stock appreciation from September 27, 1997 (stock price at $0.6875 per share) over the five year option period at a 10% rate, the potential realized value is less than the exercise prices and accordingly there is no dollar gain.


AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

     No stock options were exercised during fiscal 1997. The following table sets forth all unexercised stock option grants to the executive officers named in the "Summary Compensation Table" as of September 27, 1997.

                                                                                              VALUE OF UNEXERCISED
                                                                                                  IN-THE-MONEY
                                                              NUMBER OF UNEXERCISED                OPTIONS AT
                                SHARES                       OPTIONS AT FISCAL YEAR-END        FISCAL YEAR-END (2)
                              ACQUIRED ON     VALUE         ---------------------------     --------------------------
NAME                           EXERCISE     REALIZED(1)     EXERCISABLE   UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                          -----------   -----------     -----------   -------------     -----------  -------------

C. Michael Billingsley .....        --           --             16,667         103,333             --             --
William H. Boyd  ...........        --           --              6,050           5,000             --             --

(1) Values are calculated by subtracting the exercise price from the fair market value of the Common Stock as of the exercise date.

(2) Based upon the closing price of the Company's Common Stock of $0.6875 on September 27, 1997.

EXECUTIVE MANAGEMENT INCENTIVE PROGRAM

     The Company has an executive management incentive program which is intended to provide financial incentives to senior management and other key employees, as defined, of the Company upon meeting certain predetermined objectives. These objectives include the Company attaining certain levels of earnings and eligible employees achieving individual performance goals as determined by the Board of Directors. The Board of Directors, in its sole discretion, shall determine those employees eligible for the executive management incentive program at the beginning of each year.

     For the year ended September 27, 1997, approximately 20 employees were eligible to participate in the executive management incentive program. No amounts have been or will be paid under the executive management incentive program for the fiscal year ended September 27, 1997.

401(k) SAVINGS PLAN

     The Company sponsors a retirement plan (the 401(k) Savings Plan) intended to be qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age 21 who have completed at least 1,000 hours in their first year of employment by the Company are eligible to participate in the 401(k) Savings Plan. Employees may contribute to the 401(k) Savings Plan on a tax deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($9.5 in calendar 1997). The Company matches all employee contributions up to $0.5 per year per employee, and all Company contributions are fully vested. As of September 27, 1997, approximately 1,300 employees had elected to participate in the 401(k) Savings Plan. For the fiscal year ended September 27, 1997, the Company contribution is approximately $350.0 to the 401(k) Savings Plan, of which $0.5 was a contribution for Mr. Boyd.

     Effective May 1, 1993, the Company's profit sharing plan was merged with and into the 401(k) Savings Plan, and now operates as part of the 401(k) Savings Plan. For each plan year, the Company contributes to the profit sharing component of the 401(k) Savings Plan an amount equal to the lesser of (a) $450.0
(b) the greater of (i) 3.765% of its net income, as defined, for the fiscal year ending during such plan year, or (ii) $120.0 (c) 15% of that year's participants' earnings plus any available carryover from prior years or (d) the maximum amount permitted by law based on available or accrued profits. Employees may also contribute one to ten percent (in whole multiples) of their earnings to the profit sharing component of the 401(k)Savings Plan, up to a maximum of (i) 25% of compensation for the plan year, or (ii) $30.0. All Company contributions are fully vested and are allocated to employees' accounts proportionally based on their respective earnings, up to a maximum of $20.0 per year per participant.

STOCK PLANS

     Stock Option Plan

     Under the Company's Stock Option Plan (the "Plan"), key employees, directors and officers may be granted options to purchase an aggregate of 514,652 shares of the Company's Common Stock. The term "key employees" includes employees whose judgment, initiative and efforts are deemed valuable for the successful conduct and development of the Company's business. The Plan is administered by the Compensation Committee (the "Committee"), consisting of at least three members of the Board of Directors. The Committee, subject to provisions in the Plan, will designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, the number of options to be granted and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the Plan, the exercise price of the shares subject to each option granted will be not less than 100% of the fair market value at the date of grant, or 110% of such fair market value for options granted to any employee or director who own stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. During fiscal 1997, 85,000 options were granted under the Plan. As of September 27, 1997, options to purchase 53,413 shares were exercisable and options to purchase 215,881 shares have been exercised.

     Non-Qualified Stock Option Plan

     In February 1990, the Company's stockholders approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") which covers 453,876 shares of the Company's Common Stock. The options become exercisable in installments as determined at the time of grant by the Board of Directors. During fiscal 1997, 85,000 options were granted under the Non-Qualified Plan. As of September 27, 1997, options to purchase 115,554 shares were exercisable, and 57,040 options have been exercised.

     Outside Director Stock Option Plan

     In February 1995, the Company's stockholders approved an Outside Director Stock Option Plan (the "Director Plan") which covers 60,000 shares of the Company's Common Stock and became effective November 15, 1994. All directors of the Company who are not employees of the Company, of which there are presently six (6), are eligible to participate in the Director Plan. The Director Plan is administered by the Board of Directors. Under the Director Plan, each non-employee director annually is granted options to purchase 2,000 shares of Common Stock at a price equal to the fair market value on the date of grant. During fiscal 1997, the Company granted options to purchase 12,000 shares of Common Stock at an exercise price of $1.75.


     Employee Stock Purchase Plan

     In February 1996, the Company's stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") which makes available 250,000 shares of the Company's Common Stock for purchase by eligible employees of the Company and certain of its subsidiaries. An eligible employee may elect to participate in the Stock Purchase Plan by authorizing limited payroll deductions to be applied to the purchase of Common Stock. As of September 27, 1997, the Stock Purchase Plan had not yet been implemented.


ITEM TWELVE -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of the Record Date certain information with regard to ownership of the Company's Common Stock by, (i) each beneficial owner of 5% of more of the Company's Common Stock, based on reports filed with the Securities and Exchange Commission; (ii) each director and each executive officer named in the "Summary Compensation Table"; and (iii) all executive officers and directors of the Company as a group:

                                                                     SHARES OF
     NAME AND ADDRESS                                               COMMON STOCK           PERCENT OF
     OF BENEFICIAL OWNER                                         BENEFICIALLY OWNED         CLASS (1)
     -------------------                                         ------------------         ---------

     Avondale Mills, Inc. (2)..............................            2,270,833               24.0%
     Robert M. Gintel (3)..................................              725,000     (4)        7.7%
     Meyer A. Gross........................................               13,350     (5)          -
     John G. Hudson........................................               32,500     (6)          -
     H. Varnell Moore......................................                7,500     (6)          -
     Lewis Rubin...........................................               25,500     (6)          -
     C. Michael Billingsley................................               21,917     (7)          -
     Jack R. Altherr, Jr...................................                2,000  (8)(9)          -
     G. Stephen Felker.....................................               18,500     (9)          -
     William H. Boyd.......................................               10,208    (10)          -
     Directors and officers as a group (9 persons).........              133,475    (11)        1.4%

(1) Unless otherwise indicated, (a) no director beneficially owns more than 1% of the Company's Common Stock; and (b) ownership represents sole voting and investment power.

(2)  The address for Avondale Mills, Inc. is P.O. Box 1109, Monroe, Georgia
     30655.

(3) Mr. Gintel resigned as a director and as Chairman of the Board of the Company on August 8, 1997.

(4) Includes 125,000 shares issuable upon the exercise of certain warrants by Mr. Gintel.

(5) Includes options exercisable within sixty (60) days of September 27, 1997 for 8,250 shares under the Company's Non-Qualified Stock Option Plan and 4,000 shares under the Company's Outside Director Stock Option Plan.

(6) Includes options exercisable within sixty (60) days of September 27, 1997 for 7,500 shares under the Company's Outside Director Stock Option Plan.

(7) Includes options exercisable within sixty (60) days of September 27, 1997 for 16,667 shares under the Company's Non-Qualified Stock Option Plan.

(8) Represents options exercisable within sixty (60) days of September 27, 1997 for 2,000 shares of the Company's Common Stock under the Company's Outside Director Stock Option Plan.

(9) Does not include 2,270,833 shares of Common Stock owned of record by Avondale Mills, Inc. of which Messrs. Altherr and Felker are executive officers and directors and thus may share certain voting, investment and dispositive powers.

(10) Includes options exercisable within sixty (60) days of September 27, 1997 for 2,500 shares of the Company's Common Stock under the Company's Stock Option Plan and 3,550 shares under the Company's Non-Qualified Stock Option Plan.

(11) Includes options exercisable within sixty (60) days of September 27, 1997 for an aggregate of 2,500 shares of the Company's Common Stock under the Company's Stock Option Plan, 30,567 shares under the Company's Non-Qualified Stock Option Plan, and 28,500 shares under the Company's Outside Director Stock Option Plan.


ITEM THIRTEEN - CERTAIN TRANSACTIONS
(Dollars in thousands)

     In January 1996, the Company issued 10% subordinated notes to Avondale Mills, Inc. and Robert M. Gintel in the aggregate principal amount of $15,000.0 maturing February 26, 1999, concurrently with the funding of the Company's new bank credit facility. In August 1996, the note issued to Avondale Mills, Inc., in the principal amount of $7,500.0, along with accrued interest thereon, was converted into 2,270,833 shares of Common Stock of the Company at a rate of $3.50 principal amount of notes per share of Common Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The remaining notes payable to Mr. Gintel are subordinated to the Company's bank debt and certain other senior debt. The proceeds from issuance of the subordinated notes have been used for working capital and capital expenditures. During fiscal 1996, the Company determined not to proceed with a proposed rights offering of Common Stock which had been intended to repay the subordinated notes issued to Avondale Mills Inc. and 50% of the subordinated notes payable to Mr. Gintel. In addition, in connection with the issuance of one of the notes to Robert M. Gintel, the Company issued to Robert M. Gintel a warrant to purchase up to 125,000 shares of Common Stock at $7.00 per share. The issuance of such warrant was approved by stockholders of the Company in February 1996. See "Security Ownership".

     During fiscal 1997, the Company made purchases totaling approximately $31,000.0 of yarn and other raw materials from Avondale Mills, Inc. Messrs. Altherr, Jr. and Felker are directors of the Company and are directors and executive officers of Avondale Mills, Inc. C. Michael Billingsley, the Company's President and Chief Executive Officer, is a former executive officer of Avondale Mills, Inc. John G. Hudson, a director of the Company, is a former President and Chief Operating Officer of Avondale Mills, Inc. See "Security Ownership", "Principal Occupations of Directors".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors consisted during fiscal 1997 of Messrs. Hudson (Chairman), Gintel, Gross, and Moore. Mr. Gintel resigned as a director and as Chairman of the Board of the Company on August 8, 1997. In January 1996, the Company issued 10% subordinated notes to Robert M. Gintel in the aggregate principal amount of $7,500.0 maturing February 26, 1999, concurrent with the funding of the Company's new bank credit facility. The notes payable to Mr. Gintel are subordinated to the Company's bank debt and certain other senior debt. In addition, in connection with the issuance of one of the notes to Robert M. Gintel, the Company issued to Robert M. Gintel a warrant to purchase up to 125,000 shares of Common Stock at $7.00 per share. The issuance of such warrant was approved by stockholders of the Company in February 1996. The proceeds from issuance of the subordinated notes have been used for working capital and capital expenditures. During fiscal 1996, the Company determined not to proceed with a proposed rights offering of Common Stock which had been intended to repay 50% of the subordinated notes payable to Mr. Gintel.

          In accordance with rules promulgated by the Securities and Exchange Commission, the information included under the captions "Compensation Committee Report on Executive Compensation" and "Company Stock Performance" will not be deemed to be filed or to be proxy soliciting material or incorporated by reference in any prior or future filings by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The compensation of the Company's executive officers is generally determined by the Compensation Committee of the Board of Directors. Except as otherwise disclosed herein each member of the Compensation Committee is a director who is not an employee of the Company or any of its affiliates.

GENERAL POLICIES

     The Company's compensation programs are intended to enable the Company to attract, motivate, reward and retain the management talent required to achieve aggressive corporate objectives in a rapidly changing industry, and thereby increase stockholder value. It is the Company's policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of the Company's business. To attain these objectives, the Company's executive compensation program includes a competitive base salary, coupled with a substantial cash incentive component under its executive management incentive program which is "at risk" based on the performance of the Company's business, primarily as reflected in the achievement of financial goals. As a general matter, as an executive officer's level of management responsibility in the Company increases a greater portion of his or her potential total compensation depends upon the Company's performance as measured by objective standards over one or more years.

     Stock options are granted to employees, including the Company's executive officers, by the Compensation Committee under the Company's Stock Option Plan and Non-Qualified Stock Option Plan. The Committee believes that stock options provide an incentive that focuses the executive's attention on managing the Company from the perspective of an owner with an equity stake in the business. Generally, options are awarded with an exercise price equal to the market value of Common Stock on the date of grant, have a maximum term of five to ten years and become exercisable for half of the option shares one year from the date of grant and for all of the option shares two years from the date of grant. Among the Company's executive officers, the number of shares subject to options granted to each individual depends upon the level of that officer's responsibility. The largest grants are awarded to the officers who, in the view of the Compensation Committee, have the greatest potential impact on the Company's profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year.

     From time to time, the Compensation Committee utilizes the services of independent consultants to perform analyses and to make recommendations to the Committee relative to executive compensation matters. No compensation consultant is paid on a retainer basis and none such services were utilized during fiscal 1997.

RELATIONSHIP OF COMPENSATION TO PERFORMANCE

     The Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to the Company's executive officers during the coming year. In setting salaries, the Compensation Committee takes into account several factors, including the Company's existing salary structure, the extent to which an individual has participated in the incentive compensation and stock option plans maintained by the Company and its affiliates, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

     The Compensation Committee also determines the terms of the Company's executive management incentive program. In doing so, the Compensation Committee reviews management's plans for the Company's growth and profitability, determines the criteria to be used for the determination of bonus awards under the executive management incentive program and fixes the levels of target and maximum awards for participants and the level of attainment of financial performance objectives necessary for awards to be made under each incentive compensation plan.

     For fiscal 1997, no bonuses were paid or will be paid pursuant to the Company's executive management incentive program because none of the financial targets thereunder were achieved. Under that plan, target awards for such officers ranging from 20% to 50% of the participant's salary at year end were payable depending upon the level of the Company's operating income (or in the case of certain officers who had management responsibility for one of the Company's operating groups, depending in part on the performance of such individual and his operating group). Under the terms of this plan, no incentive bonus was payable to an executive officer unless a specified level of the Company's operating income or the operating group's or individual's performance target, as the case may be, was achieved. The plan was designed in such a way as to disproportionately increase or decrease a participant's incentive bonus in the event that actual results exceed or fall short, respectively, of targeted levels.

     Stock options are granted to key employees, including the Company's executive officers, by the Compensation Committee under the Plan and the Non-Qualified Plan. Among the Company's executive officers, the number of shares subject to options granted to each individual generally depends upon his or her base salary and the level of that officer's management responsibility. The largest grants are awarded to the officers who, in the view of the Compensation Committee, have the greatest potential impact on the Company's profitability and growth. For fiscal 1997, 170,000 stock options were granted pursuant to the Plan and the Non-Qualified Plan.

COMPENSATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

     For fiscal 1997, Mr. C. Michael Billingsley, the Company's President and Chief Executive Officer, received a base salary at the annual rate of $300.0. Such compensation was approved by the Compensation Committee, taking into account, among other things, the existing compensation structure for the prior chief executive officer of the Company.


                                                      The Compensation Committee

                                                      John G. Hudson, Chairman
                                                      Meyer A. Gross
                                                      H. Varnell Moore

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and the NYSE. Based solely upon the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 1997.

                           COMPANY STOCK PERFORMANCE

     The following graph sets forth the cumulative total stockholder return to the Company's stockholders during the five year period ended September 27, 1997, as well as an overall stock market index (S&P 500 Index) and the Company's peer group index (S&P Textiles (Apparel)):


                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                AMONG ONEITA INDUSTRIES, INC., THE S&P 500 INDEX
                      AND THE S&P TEXTILES (APPAREL) INDEX


      DATE      ONEITA INDUSTRIES, INC.     S&P 500         S&P TEXTILES
                                                              (APPAREL)
      9/92               $100                $100                $100
      9/93                 48                 113                  77
      9/94                 81                 117                  85
      9/95                 63                 152                  82
      9/96                 29                 183                 112
      9/97                  5                 257                 121


     -----------

     *$100 invested on September 30, 1992 in Stock or Index--Including reinvestment of dividends. Fiscal year ending September 30.

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

(c)     Exhibits:

        3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3(a) of Form S-1 Registration Statement No. 33-16972)

        3.2 By-laws as amended (incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 1994)

        10.1 Stock Option Plan (incorporated by reference to Exhibit 10(a) of Form S-1 Registration Statement No. 33-16972)

        10.2 1989 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K for the year ended September 30, 1990)

        10.3 $60,000 Revolving Credit Agreement dated January 26, 1996 among the Company, SunTrust Bank, Atlanta, First Union National Bank of South Carolina and NatWest Bank N.A. (incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended December 31, 1995)

        10.4 10% Subordinated Notes dated January 26, 1996 in the principal amount of $7,500 issued to Robert M. Gintel (incorporated by reference to Exhibit 10.25 of Form 10-Q for the quarter ended December 31, 1995)

        10.5 Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender, as amended. (Incorporated by reference to Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1988 and Exhibit 10.26 to Annual Report on Form 10-K for the year ended September 30, 1995)

        10.6 Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (incorporated by reference to Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1989)

        10.7 Lease Agreement dated as of October 1, 1989, between the Registrant and the Industrial Development Board of the City of Fayette, Alabama (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the year ended September 30,
                1989)

        10.8 Guaranty Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (incorporated by reference to
                Exhibit 10.14 of Annual Report on Form 10-K for the year ended September 30, 1989)

        10.9 Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)

        10.10 Modification to Management Services Contract dated February 5, 1993 (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated January 1, 1993)

        10.11 Registration Rights Letter Agreement between the Registrant and Gintel & Co. Limited Partnership (incorporated by reference to
                Exhibit 10 to Current Report on Form 8-K dated October 6, 1993)

        10.12 Letter Agreement dated October 5, 1993, between Gintel & Co. Limited Partnership and Instrument Systems Corporation (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated October 6, 1993)

        10.13 Note Purchase Agreement dated as of December 28, 1995 among Registrant, Robert M. Gintel and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.24 of Annual Report on Form 10-K for the year ended September 30, 1995)

        10.14 Agreement dated August 15, 1996 (related to note conversion) between Registrant and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K for the year ended September 28, 1996)

        11      Computation of Earnings Per Share*

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

                  Name of Subsidiary                          Jurisdiction of Incorporation
                  ------------------                          -----------------------------
                  Oneita - Kinston Corp.                      North Carolina
                  Oneita - Strathleven Limited                Jamaica
                  Oneita Freeport Limited                     Jamaica
                  Oneita Mexicana S. A. de C.V.               Mexico

        23      Consent of Arthur Andersen LLP*

        27      Financial Data Schedule*

-------------------------------------------

           *    Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of December, 1997.

                                           Oneita Industries, Inc.


                                           By: /s/ C. Michael Billingsley
                                           -------------------------------------
                                           C. Michael Billingsley
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 30, 1997 by the following persons in the capacities indicated:



Signatures                                 Title


/s/ C. Michael Billingsley                 President and Chief Executive Officer
---------------------------------
C. Michael Billingsley

/s/ William H. Boyd                        Vice President and Treasurer
---------------------------------          (Principal Accounting Officer)
William H. Boyd

/s/ Jack R. Altherr, Jr.                   Director
---------------------------------
Jack R. Altherr, Jr.

/s/ G. Stephen Felker                      Director
---------------------------------
G. Stephen Felker

/s/ Meyer A. Gross                         Director
---------------------------------
Meyer A. Gross

/s/ John G. Hudson                         Director
---------------------------------
John G. Hudson

/s/ H. Varnell Moore                       Director
---------------------------------
H. Varnell Moore

/s/ Lewis Rubin                            Director
---------------------------------
Lewis Rubin

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


ONEITA INDUSTRIES, INC.

(Information required by Part III, Item 8 of Form 10-K)


                                                                                                         Page
                                                                                                         ----

Report of Independent Public Accountants                                                                  F-2

FINANCIAL STATEMENTS

Consolidated balance sheets - September 27, 1997 and September 28, 1996                                   F-3
Consolidated statements of operations for the three years ended September 27, 1997                        F-4
Consolidated statements of cash flows for the three years ended September 27, 1997                        F-5
Consolidated statements of shareholders' equity for the three years ended September 27, 1997              F-6
Notes to consolidated financial statements                                                                F-7

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                                           F-16


Other schedules are omitted as they are not applicable or not required under the rules of Regulation S-X.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oneita Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Oneita Industries, Inc. (a Delaware corporation) and subsidiaries as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended September 27, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oneita Industries, Inc. and subsidiaries as of September 27, 1997 and September 28, 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred significant losses for years ended September 27, 1997 and September 28, 1996. Unaudited interim information indicates that losses are continuing for fiscal 1998. As discussed in Note 1 to the accompanying consolidated financial statements, at September 27, 1997, the Company was not in compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes. These obligations are subject to acceleration (or have been accelerated) by the lenders and accordingly have been classified as current liabilities. The Company has negotiated an agreement to restructure the debt which the Company anticipates will be implemented through a prenegotiated Chapter 11 case. The documentation related to these various agreements has not been completed. There is no assurance that the agreements will be finalized or that the Chapter 11 case will be implemented as planned. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                                      ARTHUR ANDERSEN LLP


Columbia, South Carolina,
November 21, 1997.

                          CONSOLIDATED BALANCE SHEETS



ONEITA INDUSTRIES, INC.

                                                                  September 27,       September 28,
                                                                      1997                1996
                                                                ----------------     --------------
                                                                (In thousands, except share amounts)
ASSETS
Current Assets:
  Cash and cash equivalents                                         $   1,654          $   9,135
  Refundable income taxes                                                   0              1,988
  Accounts receivable, less allowance for doubtful accounts
       of $836 in 1997 and $1,117 in 1996                              17,200             25,675
  Inventories (Note 1)                                                 31,214             43,883
  Prepaid expenses and other current assets                             1,024                223
                                                                    ---------          ---------
       Total current assets                                            51,092             80,904
Property, plant and equipment, at cost, net of depreciation
      and amortization (Note 1)                                        32,733             46,244
Deferred charges and other assets                                       3,152              2,377
                                                                    ---------          ---------
                                                                    $  86,977          $ 129,525
                                                                    =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Long-term debt in default classified as current
        (Note 3)                                                    $  70,654          $  72,192
  Current portion of capital lease obligations
        (Note 3)                                                        1,405              1,845
  Accounts payable                                                      4,117              9,016
  Accrued liabilities (Note 2)                                         17,511             11,433
                                                                    ---------          ---------
        Total current liabilities                                      93,687             94,486

Capital lease obligations (Note 3)                                      2,032              3,125
Commitments  (Note 7)
Shareholders' Equity (Note 4):
    Preferred Stock, $1.00 par value, 2,000,000 shares
          authorized, none issued                                          --                 --
    Common Stock, $.25 par value, 15,000,000  authorized
       shares, outstanding  9,149,339 shares in 1997 and
         9,269,739 in 1996                                              2,287              2,318
    Capital in excess of par value                                     75,420             76,728
    Accumulated deficit                                               (86,449)           (45,793)
    Treasury stock, at cost, 120,400 shares  in 1996                        0             (1,339)
                                                                    ---------          ---------
                                                                       (8,742)            31,914
                                                                    ---------          ---------
                                                                    $  86,977          $ 129,525
                                                                    =========          =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

ONEITA INDUSTRIES, INC.

                                                                          Years Ended
                                                      ---------------------------------------------------
                                                       Sept. 27, 1997    Sept. 28, 1996    Sept. 30, 1995
                                                      ---------------    --------------    --------------
                                                             (In thousands, except per share amounts)

Net sales (Note 6)                                         $ 135,006          $ 168,346          $175,036
Cost of goods sold                                           139,303            192,094           146,820
                                                           ---------          ---------          --------
Gross profit (loss)                                           (4,297)           (23,748)           28,216
Selling, general and administrative expenses                  13,214             19,654            20,838
Consolidation and restructuring charges (Note 5)              15,282              6,229                --
                                                           ---------          ---------          --------
(Loss) income from operations                                (32,793)           (49,631)            7,378

Other expense:
    Interest expense, net of interest income of
       $395 in 1997, $424 in 1996 and $465 in 1995             7,863              7,001             3,006
                                                           ---------          ---------          --------
(Loss) income  before income taxes                           (40,656)           (56,632)            4,372
                                                           ---------          ---------          --------
(Benefit) provision for income taxes (Note 1) :
    State and local                                                0               (270)              194
    Federal                                                        0             (2,669)            1,358
                                                           ---------          ---------          --------
                                                                   0             (2,939)            1,552
                                                           ---------          ---------          --------
Net (loss) income                                          $ (40,656)         $ (53,693)         $  2,820
                                                           =========          =========          ========

Net (loss) income per share (Note 1)                       $   (4.44)         $   (7.58)         $    .40
                                                           =========          =========          ========

Weighted average number of  shares outstanding                 9,149              7,084             6,984
                                                           =========          =========          ========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


ONEITA INDUSTRIES, INC.

                                                                               Years Ended
                                                            -------------------------------------------------
                                                            Sept. 27, 1997    Sept. 28, 1996   Sept. 30, 1995
                                                            --------------    --------------   --------------
                                                                              (In thousands)
Cash Flows From Operating Activities:
  Net (loss) income                                               $(40,656)         $(53,693)     $  2,820
  Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation and amortization                                    6,974             5,886         4,649
    Consolidation charges                                            8,060             2,494           808
    Provision for losses on accounts receivable                        792               400           150
    Decrease in deferred income taxes                                   --            (1,621)         (130)
    Loss  on sale of property and equipment                          1,395               874            94
  Change in assets and liabilities:
    Decrease in receivables                                          9,671             3,860         3,684
    Decrease (increase) in inventories                              12,669            36,085       (35,248)
    (Increase) decrease in prepaid expenses and
       other assets                                                 (2,303)              647         1,560
    Increase (decrease) in accounts payable
       and accrued liabilities                                       1,179              (593)       (2,181)
                                                                  --------          --------      --------
  Total adjustments                                                 38,437            48,032       (26,614)
                                                                  --------          --------      --------
  Net cash used in operating activities                             (2,219)           (5,661)      (23,794)
                                                                  --------          --------      --------

Cash Flows From Investing Activities:
  Proceeds from sale of property, plant and equipment                  641               819            86
  Acquisition of property, plant and equipment                      (2,832)           (9,184)      (17,998)
  Decrease (increase) in equipment lease deposits                       --               883          (475)
                                                                  --------          --------      --------
    Net cash used in investing activities                           (2,191)           (7,482)      (18,387)
                                                                  --------          --------      --------

Cash Flows From Financing Activities:
  Short-term borrowings                                                 --             2,000        30,000
  Payment of short-term borrowings                                      --                --        (7,000)
  Proceeds from issuance of long-term debt                              --            22,219        25,000
  Purchase of treasury stock                                            --                --        (1,339)
  Sale of Common Stock                                                  --                --           337
  Decrease in funds restricted for capital projects                     --                --         2,342
  Payment of long-term debt and capital lease obligations           (3,071)           (4,690)       (5,377)
                                                                  --------          --------      --------
    Net cash (used in) provided by financing activities             (3,071)           19,529        43,963
                                                                  --------          --------      --------

Net (decrease) increase in cash and cash equivalents                (7,481)            6,386         1,782
Cash and cash equivalents at beginning of year                       9,135             2,749           967
                                                                  --------          --------      --------
Cash and cash equivalents at end of year                          $  1,654          $  9,135      $  2,749
                                                                  ========          ========      ========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


ONEITA INDUSTRIES, INC.

                                                        Common Stock
                                           --------------------------------------------
                                                                             Capital in         Retained
                                           Number                Par          Excess of         (Deficit)         Treasury
                                           of Shares            Value         Par Value         Earnings             Stock
                                           --------------------------------------------------------------------------------
                                                                   (In thousands, except share amounts)

Balances as of September 30, 1994          6,960,821          $ 1,740          $ 69,202          $  5,080          $    --
    Net income                                    --               --                --             2,820               --
    Exercise of stock options                 38,085               10               327                --               --
    Purchase of treasury stock                    --               --                --                --           (1,339)
                                          ----------          -------          --------          --------          -------


Balances as of September 30, 1995          6,998,906            1,750            69,529             7,900           (1,339)
    Net loss                                      --               --                --           (53,693)              --
    Common Stock issued                    2,270,833              568             7,199                --               --
                                          ----------          -------          --------          --------          -------


Balances as of September 28, 1996          9,269,739            2,318            76,728           (45,793)          (1,339)
    Net loss                                      --               --                --           (40,656)              --
    Retirement of treasury stock            (120,400)             (31)           (1,308)               --            1,339
                                          ----------          -------          --------          --------          -------


Balances as of September 27, 1997          9,149,339          $ 2,287          $ 75,420          $(86,449)         $    --
                                          ==========          =======          ========          ========          =======



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ONEITA INDUSTRIES, INC.
(In thousands, except share and per share amounts)

(1) Financial restructuring developments:

     The Company has incurred net losses of $40,656 and $53,693 for the years ended September 27, 1997 and September 28, 1996. The Company is highly leveraged, has no short-term liquidity and is unable to service its debts.


     At September 27, 1997, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Mr. Gintel. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, are subject to acceleration by the lenders (and in May 1997 the institutional lender declared all of the indebtedness due to it to be immediately due and payable) and accordingly have been classified as current liabilities.


     The Company has negotiated an agreement in principle to restructure these obligations which aggregate $70,654, plus accrued interest and fees, pursuant to which such obligations will be exchanged for; 1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company.

     The Company is attempting to complete the agreements which will be implemented through a pre-negotiated Chapter 11 case. The Company has reached an agreement in principle with a lender for debtor in possession financing and for financing when it emerges from bankruptcy. However, due to the complexity of the transaction and competing interests no assurance can be given that the final terms of the new agreement and the restructuring of the existing debt will ultimately be available to the Company on satisfactory terms or that the Debtor's Prenegotiated Plan will be confirmed by the United States Bankruptcy Court.


(2) Summary of significant accounting policies:


NATURE OF BUSINESS AND LIQUIDITY -

     Oneita Industries, Inc. (the Company) manufacturers and markets high quality activewear including T-shirts and fleecewear, and infantswear primarily for the newborn and toddler markets. These products are marketed to the imprinted sportswear industry and to major retailers.

     Market pressures that resulted in reduced sales volumes and prices and operating losses during the year ended September 27, 1997 are continuing in fiscal 1998. Management's operating plans include continued close monitoring of costs and concentrating the manufacturing and sales efforts on a more profitable product mix. In September 1997, the Company announced a plan to consolidate certain of its operations in order to further lower its costs and make its operations more efficient. The consolidation will involve the closing of one facility, the write down to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities. Inventories at September 30, 1995 of $80,000 were reduced by 45% in 1996 to $43,900 and then by 29% in 1997 to $31,200. The Company believes that inventories can be maintained at lower levels than in prior years.

     The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern and contemplate the realization of assets and the settlement of liabilities and commitments in the normal course of business.


BASIS OF PRESENTATION -

     The consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the last Saturday in September. The 1997 and 1996 fiscal years each reflect a 52-week period. The 1995 fiscal year reflects a 12-month period.


CASH FLOWS -

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were $7,842, $7,022, and $3,565, (net of approximately $500 capitalized interest for property additions), in fiscal 1997, 1996, and 1995, respectively. Cash payments for income taxes were $5,277 and $231 in fiscal 1995 and 1994, respectively. In fiscal 1997, income tax refunds of $2,620 were received by the Company.

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


INVENTORIES -

     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The Company uses the last-in, first-out method for valuing its inventories. No significant change would result if the Company valued its entire inventory using the first-in, first-out method. Inventories are comprised of the following:


                                            Sept. 27, 1997       Sept. 28, 1996
                                            --------------       --------------
            Finished goods                       $20,095             $31,774
            Work in process                        9,313               9,287
            Raw materials and supplies             1,806               2,822
                                                 -------             -------
                                                 $31,214             $43,883
                                                 =======             =======


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

     Property, plant and equipment consists of the following:


                                                               Estimated       Sept. 27,     Sept. 28,
                                                              Useful Life        1997           1996
                                                              -----------      --------      ---------
          Factory machinery and equipment                         8-9         $ 24,255       $ 46,058
          Buildings and building improvements                     20-25         12,713         19,511
          Other fixtures and equipment                            5              3,498          7,139
          Land                                                    --               607            708
                                                                              --------       --------
                                                                                41,073         73,416
          Less accumulated depreciation                                          8,340         27,172
                                                                              --------       --------
                                                                              $ 32,733       $ 46,244
                                                                              ========       ========


     The above amounts include property and equipment recorded under capital leases of $15,101 at September 27, 1997 and September 28, 1996.

     Fourth quarter results for 1997 and second quarter results for 1996 include non-cash pretax charges of $8,060 and $2,000 (included in the restructuring charges discussed in Note 5) related to asset write-downs and write-offs. Certain assets were evaluated and the net book value of these assets was adjusted to the estimated fair market value.

     Maintenance and repairs related to the Company's property, plant and equipment amounted to $1,960, $2,659, and $2,615 for the years ended September 27, 1997 and September 28, 1996, and 1995, respectively.


DEFERRED CHARGES AND OTHER ASSETS -

     Deferred charges and other assets include goodwill at September 27, 1997 and September 28, 1996 which represent costs in excess of net assets acquired of $388 and $403 respectively, which is net of accumulated amortization of $137 and $121, respectively. The goodwill is being amortized on a straight-line basis over 40 years. The net carrying amount of goodwill approximates its estimated fair value.


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

     At September 27, 1997, net operating loss carry forwards of approximately $79,000 are available to reduce future income taxes payable by the Company. The carry forwards expire in fifteen years.

     The following table summarizes the (benefit) provision for federal and state taxes on income:


                                                            Years Ended
                                             ---------------------------------------
                                             Sept. 27,       Sept. 28,     Sept. 30,
                                               1997             1996         1995
                                             --------        ---------     ---------
         Current:
            Federal                           $    --         $(1,988)       $ 1,490
            State                                  --            (270)           194
                                              -------         -------        -------
                                                   --          (2,258)         1,684
         Deferred:
            Federal                                --            (681)          (132)
            State                                  --              --             --
                                              -------         -------        -------
                                                   --            (681)          (132)
                                              -------         -------        -------
         Net tax (benefit) provision          $    --         $(2,939)       $ 1,552
                                              =======         =======        =======

     The effective income tax rate differs from the United States federal statutory rate as follows:


                                                                   Years Ended
                                                        -----------------------------------
                                                        Sept. 27,     Sept. 28,   Sept. 30,
                                                          1997           1996        1995
                                                        ---------     ---------   ---------

United States federal statutory rate (benefit)          (35.0)%        (35.0)%         35.0%
State and local income taxes                              0.0           (0.3)           2.9
Goodwill amortization                                     0.1            0.1            0.1
Losses carried forward for future years                  34.9           29.9            --
Other                                                     0.0            0.1           (2.5)
                                                        -----          -----          -----

                                                          0.0%          (5.2)%         35.5%
                                                        =====          =====          =====

     Due to the loss carryforward position, the Company has eliminated its deferred tax debits and credits. Deferred income taxes will be reinstated when the carry forwards are recognized for tax purposes.

     Significant components of deferred income taxes are as follows:


                                                                               Years Ended
                                                                 -----------------------------------
                                                                 Sept.  27, 1997      Sept. 28, 1996
                                                                 ----------------     --------------
  Current deferred tax debits applicable to:
      Benefit plan accruals                                          $  1,177               $  1,276
      Other                                                             4,787                  4,280
                                                                     --------               --------
                                                                        5,964                  5,556
      Valuation allowance                                              (5,964)                (5,556)
                                                                     --------               --------
                                                                     $      0               $      0
                                                                     ========               ========

Noncurrent deferred tax debits (credits) applicable to:
      Depreciation and amortization differences                      $ (3,477)              $ (3,827)
      Asset revaluations                                                3,108                    490
      Losses carried forward for future years                          31,029                 16,974
      Other                                                              (646)                  (523)
                                                                     --------               --------
                                                                       30,014                 13,114

      Valuation allowance                                             (30,014)               (13,114)
                                                                     --------               --------
                                                                     $      0               $      0
                                                                     ========               ========


BENEFIT PLAN -

     The Company sponsors a defined contribution retirement plan available to all employees who meet plan requirements. The amount of the Company's contributions are determined by formulas outlined in the plan document. The Company's contributions to the plan for the years ended September 1997, 1996 and 1995 were $509, $463 and $736 respectively.

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

RECLASSIFICATIONS -

     Certain balances in the prior year financial statements have been reclassified to conform with the 1997 presentation.


EARNINGS PER SHARE -

     Net income (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding during each period, adjusted to reflect the dilutive effect of shares usable for stock options.


RELATED PARTY TRANSACTIONS -

     At September 27, 1997, Avondale Mills, Inc. owned 24.8% of the Company's outstanding Common Stock. Two members of the Company's board of directors are executives of Avondale Mills, Inc. For the year ending September 27, 1997, the Company purchased 69% of its yarn requirements (approximately $31,000) from Avondale Mills, Inc. At September 27, 1997 the Company had no accounts payable to Avondale Mills.



(2)  Accrued Liabilities:

     Accrued liabilities include the following amounts at:

                                        Sept.  27, 1997    Sept. 28, 1996
                                        ---------------    --------------

Interest                                     $ 1,835             $ 1,419
Payroll                                        1,815               1,641
Employee benefits                              3,092               3,398
Restructuring and reorganization               8,006               2,494
Other                                          2,763               2,481
                                             -------             -------
                                             $17,511             $11,433
                                             =======             =======



(3) Long-term debt and capital lease obligations:

                                                      Sept. 27, 1997     Sept. 28, 1996
                                                      --------------     --------------
Long-term debt -
     Notes payable to banks                                $57,000             $57,000
     Senior promissory notes                                 6,154               7,692
     Subordinated Debt                                       7,500               7,500
Capital leases                                                  --
     Industrial development  bonds                           2,907               4,383
     Other                                                     530                 587
                                                           -------             -------
                                                            74,091              77,162
     Less current portion                                    1,405               1,846
     Less long-term debt in default-                        70,654              72,191
                                                           -------             -------
                                                           $ 2,032             $ 3,125
                                                           =======             =======


     In January 1996, the Company entered into a new $60,000, three-year loan agreement with three of its banks. The proceeds of the loan were used to pay off a then existing bank credit facility and existing short-term bank lines totaling $50,000. The remaining $7,000 was used for working capital and capital expenditures. The loan is secured by substantially all of the Company's accounts receivable and inventory. At September 27, 1997, $57,000 was outstanding under this agreement. The facility matures in January 1999. Interest is charged under variable rate options which approximate the banks' prime rate. The loan agreement contains certain financial covenant and ratio requirements such as minimum working capital and net worth and debt to equity and debt coverage as defined. At September 27, 1997, the Company was not in compliance with certain terms of the loan agreement (see Note 1) and accordingly interest of 11% has been paid during the default period.

     In January 1996, the Company issued to Robert M. Gintel subordinated notes in the aggregate amount of $7,500. The notes are subordinated to the Company's bank debt and certain other senior debt, mature in February 1999 and bear interest at 10%. Concurrent with the issuance of the notes, Oneita issued to Mr.

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

     In December 1988, the Company entered into a $20,000 loan agreement with an institutional lender which provides for interest at a fixed rate of 11.34%. The principal is due in semi-annual payments of $1,539. The loan agreement contains certain financial ratio and covenant requirements such as minimum working capital, debt to equity and debt coverage, as defined, and stock redemption and dividend limitations. At September 27, 1997, the Company was not in compliance with certain terms of the loan agreement (see Note 1).

     The following are the scheduled maturities of long-term debt outstanding at September 27, 1997 before consideration of default:



             1998                                        $  6,154
             1999                                          64,500



     In October 1989, the Company entered into a $10,000 capital lease obligation with the Industrial Development Board of the City of Fayette, Alabama through whom industrial development revenue bonds were issued. The bonds bear interest and fees at a fixed rate of 8.2% per year. The principal is due in quarterly payments of $313.

     Future minimum payments under capital lease obligations consist of the following at September 27, 1997:

            1998                                                        $1,676
            1999                                                         1,483
            2000                                                           451
            2001                                                            91
            2002                                                            91
            Later years                                                    198
                                                                        ------
            Total minimum lease payments                                 3,990
            Less amount representing interest                              553
                                                                        ------
            Present value of net minimum lease payments
            ( including current portion of $1,405 )                     $3,437
                                                                        ======


     Prior to January 1996, the Company had uncommitted bank lines of credit totaling $30,000 which provided for interest at below the prime rate. During fiscal 1996 and 1995, the maximum amount of short-term borrowings outstanding was $25,000 and $30,000, the average amount outstanding was $7,956 and $17,436, respectively, and the weighted average interest rate was 7.7% and 6.9%, respectively. Average amounts outstanding were determined by using daily balances and the weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.


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

     Transactions under the Option Plan are as follows:

                                               Number               Option
                                             of  Shares             Price
                                             ----------             -----

Outstanding at September 30, 1995              157,881              $6.625 to $12.375
       Granted                                    --
       Exercised                                  --
       Terminated                              (86,943)             $6.625 to $12.375
                                              --------

Outstanding at September 28, 1996               70,938              $6.625 to $12.375
       Granted                                  85,000              $1.750 to $3.750
       Exercised                                  --
       Terminated                              (20,025)             $6.625 to $12.375
                                              --------
Outstanding at September 27, 1997              135,913              $1.750 to $12.375
                                              ========

     The outstanding options expire at various dates through 2002. At September 27, 1997 options for 53,413 shares are exercisable at $6.625 to $12.375 per share and there are 162,858 options available for grant.

     In 1990, the Company's shareholders approved a Non-Qualified Stock Option Plan under which 453,876 shares of Common Stock have been reserved for grants. Options expire five years after the date of the grant and become exercisable in installments as determined by the Board of Directors.

     Transactions under the Non-Qualified Stock Option Plan are as follows:

                                               Number                    Option
                                             of  Shares                  Price
                                             ----------             ----------------
Outstanding at September 30, 1995              251,486              $6.625 to $15.36
       Granted                                    --
       Exercised                                  --
       Terminated                             (135,424)             $6.625 to $15.36
                                              --------
Outstanding at September 28, 1996              116,062              $6.625 to $15.36
        Granted                                 85,000              $1.750 to $3.25
        Exercised                                 --
        Terminated                             (19,675)             $6.625 to $15.36
                                              --------
Outstanding at September 27, 1997              181,387              $1.750 to $15.36
                                              ========

     The outstanding options expire at various dates through 2002. At September 27, 1997, options for 115,554 shares are exercisable at $3.25 to $15.36 per share and there are 120,383 options available for grant.

     In February 1994, the Board of Directors approved the Outside Directors Stock Option Plan for Oneita Industries, Inc. (the "Directors Plan") under which 60,000 shares of Common Stock have been reserved for grants to outside directors. The Directors Plan provides for automatic annual grants of 2,000 options to each outside director. The exercise price for the shares covered by each option will not be less than 100% of the fair market value at the date of grant. Options expire five years from the date of the grant and become exercisable after the first anniversary of the grant. At September 27, 1997 there were options to purchase 40,500 shares outstanding with exercise prices of $1.750 to $12.375 per share.

(5)  Consolidation and Restructuring charges:

     In September 1997, the Company announced a plan to consolidate certain of its operations in order to further lower its costs and make its operations more efficient. The operating results for the year ended September 27, 1997 reflect a pretax charge of $15,282 related to this consolidation. The consolidation will involve the closing of one facility, the writedown to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities.

     The operating results for the year ended September 28, 1996 reflect a pretax charge of $6,229 to streamline and consolidate the Company's manufacturing and administrative operations. The charge reflects the costs of equipment relocation, staff reductions and retraining and transitional employee salaries and benefits.

     The operating results for the year ended September 30, 1995 reflect a pretax charge of $4,080 for the write-down of facilities to their fair market value.

(6)  Major Customers and Concentration of Credit Risk:

     Major customers are those that individually account for more than 10% of the Company's consolidated net sales. Sales to one customer were 16.8%, 16.3% and 17.1% of consolidated net sales in fiscal years 1997, 1996 and 1995, respectively. The Company has incurred advertising expenses of $3,300, $3,800 and $2,400 for the fiscal years 1997, 1996 and 1995, respectively.

     Substantially all of the Company's sales are to apparel distributors and retailers. This could unfavorably affect the Company's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. The Company performs periodic credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company's uncollectible accounts receivable have not been significant, and typically the Company does not require collateral for its accounts receivable. At September 27, 1997 and September 28, 1996 and September 30, 1995 approximately 39.3%, 41.6% and 46.6%, respectively, of net accounts receivables were represented by six customers.

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

     Future minimum payments under noncancelable operating leases (of which $2,000 relate to payments for equipment considered excess and therefore included in the 1997 consolidation charge) consist of the following at September 27, 1997:

               1998                                               $ 3,777
               1999                                                 3,203
               2000                                                 1,215
               2001                                                   171
               Later years                                             58
                                                                  -------
                                                                  $ 8,424
                                                                  =======

     Rent expense for all operating leases was $4,649, $6,131 and $6,475 for the years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively.

(8)  Quarterly financial information (unaudited):


                                                                     Quarter Ended
                                       --------------------------------------------------------------------------
                                        Sept. 27,           June  28,             March 29,              Dec. 28,
                                         1997                  1997                  1997                  1996
                                       --------------------------------------------------------------------------

       Net sales                       $ 33,045              $ 35,549              $ 32,515              $ 33,897

       Gross profit (loss)               (4,148)                  516                    77                  (742)

       Net loss                         (24,725)               (4,782)               (5,239)               (5,910)

       Net loss  per share             $  (2.70)             $   (.52)             $   (.57)             $   (.65)


                                                                            Quarter Ended
                                       ------------------------------------------------------------------------------
                                         Sept. 28,              June  29,             March 30,              Dec. 30,
                                            1996                   1996                  1996                  1995
                                       ------------------------------------------------------------------------------

       Net sales                         $ 34,711              $ 55,212              $ 43,236              $ 35,187

       Gross profit (loss)                (12,264)                1,444               (13,482)                  554

       Net loss                           (19,728)               (5,243)              (25,348)               (3,374)

       Net loss per share                $  (2.56)             $   (.76)             $  (3.68)             $   (.49)



       Net (loss) income per share amounts are computed independently for each of the quarters presented, on the basis described in Note 1. Accordingly, the sum of the quarters are not equal to the full year net (loss) income per share amount.

       Net losses for the fourth quarter of fiscal 1997 and for the second and fourth quarters of fiscal 1996 included pre-tax losses of $15,282, $5,301 and $928, respectively, for restructuring charges as described in
       Note 5.

       Gross profit (loss) for the fourth quarter of fiscal 1997 was adversely affected by reduced unit sales prices as compared to the first three quarters of the year.

                                   SCHEDULE II


ONEITA INDUSTRIES, INC. AND SUBSIDIARIES - VALUATION AND QUALIFYING ACCOUNTS For The Years Ended September 27, 1997 and September 28, 1996 and September 30, 1995 (In thousands)

                                                Balance at       Additions Charged                    Balance at
                                                Beginning       (Credited) to Costs  (Deductions)        End of
Description                                     of  Period         and Expenses       Recoveries         Period
-----------                                     ----------      -------------------  ------------     ----------

For the Year Ended September 27, 1997:
  Allowance for doubtful accounts                  $1,117             $792              $(1,073)         $  836

For the Year Ended September 28, 1996:
  Allowance for doubtful accounts                     971              400                 (254)          1,117

For the Year Ended September 30, 1995:
  Allowance for doubtful accounts                   1,006              150                 (185)            971


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




                             ONEITA INDUSTRIES, INC.





                                   Form 10-K




                                 EXHIBIT INDEX




Exhibit
Number      Exhibit Description
-------     -------------------

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

      10.4 10% Subordinated Notes dated January 26, 1996 in the principal amount of $7,500 issued to Robert M. Gintel (incorporated by reference to Exhibit 10.25 of Form 10-Q for the quarter ended December 31, 1995)

      10.5 Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender, as amended. (Incorporated by reference to Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1988 and Exhibit 10.26 to Annual Report on Form 10-K for the year ended September 30, 1995)

      10.6 Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (incorporated by reference to
            Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1989)

      10.7 Lease Agreement dated as of October 1, 1989, between the Registrant and the Industrial Development Board of the City of Fayette, Alabama (incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the year ended September 30, 1989)

      10.8 Guaranty Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (incorporated by reference to
            Exhibit 10.14 of Annual Report on Form 10-K for the year ended September 30, 1989)

      10.9 Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)

      10.10 Modification to Management Services Contract dated February 5, 1993 (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated January 1, 1993)

      10.11 Registration Rights Letter Agreement between the Registrant and Gintel & Co. Limited Partnership (incorporated by reference to
            Exhibit 10 to Current Report on Form 8-K dated October 6, 1993)

      10.12 Letter Agreement dated October 5, 1993, between Gintel & Co. Limited Partnership and Instrument Systems Corporation (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated October 6, 1993)

      10.13 Note Purchase Agreement dated as of December 28, 1995 among Registrant, Robert M. Gintel and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.24 of Annual Report on Form 10-K for the year ended September 30, 1995)

      10.14 Agreement dated August 15, 1996 (related to note conversion) between Registrant and Avondale Mills, Inc. (incorporated by reference to
            Exhibit 10.17 of the Annual Report on Form 10-K for the year ended September 28, 1996)

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

            Name of Subsidiary             Jurisdiction of Incorporation
            ------------------             -----------------------------
            Oneita - Kinston Corp.         North Carolina
            Oneita - Strathleven Limited   Jamaica
            Oneita Freeport Limited        Jamaica
            Oneita Mexicana S. A. de C.V.  Mexico

      23    Consent of Arthur Andersen LLP*

      27    Financial Data Schedule*

      ---------------------------------
      *     Filed herewith