Form 10-Q
period 1997-12-27
ONEITA INDUSTRIES INC
filed 1998-02-23
CIK 820957

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997
                                    OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:   1-9734

                             ONEITA INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    57-0351045
-------------------------------                    --------------------
(State or other jurisdiction of                      I.R.S. Employer
incorporation or organization)                     (Identification No.)

4130 FABER PLACE DRIVE, SUITE 200, CHARLESTON, SC         29405
-------------------------------------------------       ----------
(Address of principal executive offices)                (Zip Code)

                                (803) 529 - 5225
               --------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.

                       X      Yes                   No
                     -----                   -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,149,339 shares of Common Stock as of January 30, 1998.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------


PART I - FINANCIAL INFORMATION (Unaudited)
         ---------------------
     Item 1:   Financial Statements:

        Condensed Consolidated Balance Sheets at
        December 27, 1997 and September 27, 1997 ..............  1

        Condensed Consolidated Statements of Operations for
        the Three Months Ended December 27, 1997 and
        December 28, 1996 ...................................... 2

        Condensed Consolidated Statements of Cash Flows for
        the Three Months Ended December 27, 1997
        and December 28, 1996  ................................  3

        Notes to Condensed Consolidated Financial Statements ..  4

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  ............ 6


PART II - OTHER INFORMATION
          -----------------
     Item 1:   Legal Proceedings .............................  12

     Item 2:   Changes in Securities .........................  12

     Item 3:   Defaults upon Senior Securities ...............  12

     Item 4:   Submission of Matters to a Vote of Security
               Holders .......................................  12

     Item 5:   Other Information .............................  12

     Item 6:   Exhibits and Reports on Form 8-K ..............  12

     Signature ...............................................  13

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                  December 27,     September 27,
                                                     1997               1997
                                                  ------------     -------------
                                                                     (Unaudited)
          (Note 1)
ASSETS
------
CURRENT ASSETS:
  Cash                                              $  1,585          $  1,654
  Accounts receivable, less
    allowance for doubtful accounts                    9,506            17,200
  Inventories (Note 2)                                28,436            31,214
  Prepaid expenses and other
     current assets                                    1,649             1,024
                                                    --------          --------
    Total current assets                              41,176            51,092

PROPERTY, PLANT AND EQUIPMENT, at cost,
  less accumulated depreciation and
  amortization                                        31,848            32,733

OTHER ASSETS                                           2,856             3,152
                                                    --------          --------
                                                    $ 75,880          $ 86,977
                                                    ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Long-term debt in technical default,
    classified as current                           $ 70,654          $ 70,654
  Current portion of long-term debt
     and capital leases                                1,405             1,405
  Accounts payable                                     3,832             4,117
  Accrued liabilities                                 17,170            17,511
                                                    --------          --------
    Total current liabilities                         93,061            93,687

CAPITAL LEASE OBLIGATIONS                              1,615             2,032

SHAREHOLDERS' EQUITY:
  Preferred Stock, Series I, par
    value $1.00 per share, 2,000,000
    shares authorized, none issued                       --                --
  Common Stock, $.25 par value,
    15,000,000  shares  authorized,
    9,149,339  shares issued and
    outstanding at December 27, 1997
    and September 27, 1997                             2,287             2,287

  Other shareholders' equity                         (21,083)          (11,029)
                                                    --------          --------
                                                    $ 75,880          $ 86,977
                                                    ========          ========

          See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   Three Months Ended
                                                 -------------------------
                                                 December 27,  December 28,
                                                    1997            1996
                                                 ------------  -----------
Net sales                                           $ 26,342     $ 33,897

Cost of sales                                         31,227       34,639
                                                    --------     --------
     Gross profit (loss)                              (4,885)        (742)

Selling, general and administrative
   expenses                                            3,153        3,288
                                                   ---------      --------
     Loss from operations                             (8,038)      (4,030)

Interest expense                                       2,016        1,880
                                                   ---------      --------
     Loss before provision for
       income taxes                                  (10,054)       (5,910)

Benefit for income taxes                                  --           --
                                                   ---------      --------
     Net loss                                      $ (10,054)     $ (5,910)
                                                   =========      ========
     Net loss per share (Note 3)                     $ (1.10)       $ (.65)
                                                     =======        ======









          See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months Ended
                                                        -------------------------
                                                        December 27,  December 28,
                                                            1997          1996
                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                 $(10,054)     $(5,910)
  Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
    Depreciation and amortization                             1,357        1,633
    Provision for losses on accounts receivable                 120           17
  Consolidation charges                                      (1,048)          --
  Net change in assets and liabilities                       10,266        8,659
                                                           --------     --------
      Net cash provided by operating activities                 641        4,399
                                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment                 (317)        (559)
  Proceeds from sale of property, plant
    and equipment                                                24          510
                                                           --------     --------
      Net cash used in investing activities                    (293)         (49)
                                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of long-term debt and capital
    lease obligations                                          (417)      (1,950)
                                                           --------     --------
      Net cash used in financing activities                    (417)      (1,950)
                                                           --------     --------
NET INCREASE (DECREASE) IN CASH                                 (69)       2,400

CASH AT BEGINNING OF PERIOD                                   1,654        9,135
                                                           --------     --------
CASH AT END OF PERIOD                                      $  1,585     $ 11,535
                                                           ========     ========







See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                  (Unaudited) (In thousands, except share data)


(1)       Basis of Presentation  -
          ---------------------
     Oneita Industries, Inc. (the Company) manufactures and markets high quality activewear including T-shirts and fleecewear, and infantswear primarily for the newborn and toddler markets. These products are marketed to the imprinted sportswear industry and to major retailers.

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

  The Company incurred a net loss of $40,656 for the year ended September 27, 1997. Market pressures that resulted in reduced sales volumes and prices and operating losses during the year ended September 27, 1997 are continuing in fiscal 1998. Management's operating plans include continued close monitoring of costs and concentrating the manufacturing and sales efforts on a more profitable product mix. In September 1997, the Company announced a plan to consolidate certain of its operations in order to further lower its costs and make its operations more efficient. The consolidation involves the closing of one facility, the write down to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities.

     At December 27, 1997, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Robert M. Gintel. Mr. Gintel resigned as Chairman of the Board and as a director of the Company on August 8, 1997. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, have been classified as current liabilities. The Company has entered into agreements with its lenders to restructure these agreements through the pre-negotiated Chapter 11 case discussed below. These obligations, which aggregate $70,654, plus accrued interest and fees, will be exchanged for;
1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company.

     On January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code together with a Plan of Reorganization implementing the restructuring with its lenders (the "Plan"). Prior to the filing, the holders of the debt mentioned in the preceding paragraph entered into agreements with the Company agreeing, among other things, to cooperate with the Company in implementing the Plan. A hearing to consider approval of a Disclosure Statement is scheduled for March 13, 1998 and a hearing to consider confirmation of the Plan is scheduled for April 29, 1998. The Company has obtained permission from the Bankruptcy Court to continue to pay most pre-petition claims held by trade creditors in order to avoid any disruption in its business. In addition, the Company has obtained interim authority from the Bankruptcy Court to continue to use cash collateral and to borrow up to $5,000 from Foothill Capital Corp. under a Debtor-in-Possession Facility. A hearing to consider final approval of the cash collateral stipulation with certain of its lenders and to borrow an additional $5,000 under the Debtor-in-Possession Facility with Foothill Capital Corp. is scheduled for February 26, 1998. The Debtor-in-Possession Facility is secured by a pledge of certain property, plant and equipment. The Company estimates that it will emerge from these Bankruptcy Proceedings before June 30, 1998. However, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court or that other events will not occur in the bankruptcy case affecting the Company's ability to implement the Plan. If either of these events take place, a non-negotiated Chapter 11 is likely to occur. The Company has a commitment from Foothill Capital Corp. for a new revolving credit facility pursuant to which financing will be available upon emergence from Chapter 11 Proceedings. This facility will permit the borrowing of up to $35,000 based upon availability under a borrowing base formula (estimated to be $25,000 at date of emergence) and will be secured primarily by accounts receivable and inventory.

   Of the $38,500 restructured debt, $37,500 consist of senior notes that are due in three years and bears interest at 12%. The interest accrues but is not paid in cash for the first two years of the note term, except that interest payments in the first two years as well as note principal prepayments may be triggered upon the Company achieving certain targets. The senior notes will be secured by the pledge as collateral of certain property, plant and equipment. The remaining $1,000 of restructured debt will consist of a subordinated note with principal and interest, accruing at 10%, payable in 10 years.

   The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 27, 1997 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ended September 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 27, 1997.

(2)       Inventories   -
          -----------
   Inventories, stated at the lower of cost or market, are comprised of the following:

                                                 December 27,   September 27,
                                                     1997           1997
                                                 -----------    ------------
     Finished goods..................               $ 17,613      $ 20,095

     Work in process.................                  8,748         9,313

     Raw materials and supplies......                  2,075         1,806
                                                    --------      --------
                                                    $ 28,436      $ 31,214
                                                    ========      ========

(3)       Net Income Per Share   -
          --------------------
   Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 9,149,339 for each of the three months ended December 27, 1997 and December 28, 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------
                                 (In thousands)

Results of Operations
---------------------
   Net sales for the three months ended December 27, 1997 were $26,342 as compared to $33,897 in the comparable period of the prior year, a decrease of $7,555 or 22.3%. The decrease was due primarily to reduced unit selling prices of $5,800 caused by continued production overcapacity in the industry and lower priced imports and to the sale of inventories at discounted prices to generate cash flow. Additionally, increased competition in the market place resulted in lower units sold decreasing sales further by $1,750.

   A gross profit (loss) for the quarter ended December 27, 1997 of $(4,885) decreased $(4,143) from the comparable period of the prior year. Gross profit
(loss), as a percentage of net sales, decreased to (18.5)% compared to (2.2)%. The reduction in gross profit was caused by discounted sales prices mentioned above and additional inventory writedowns of $1,000 reflecting further reduction in selling prices late in the first quarter, offset by generally lower operating costs resulting from the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

   Selling, general and administrative expenses for the three months ended December 27, 1997 decreased $645 from the comparable period of the prior year as a result of the Company's cost reduction program discussed in Note 1 of Notes to Condensed Consolidated Financial Statements offset by $510 of legal and professional expenditures related to the debt restructuring.

   Interest expense, net of interest income, for the first quarter of 1997 was $2,016 compared to $1,880 for the corresponding period last year. The increase was due primarily to higher borrowing rates. At December 27, 1997, the Company was not in compliance with certain terms of its revolving credit agreement and accordingly interest at higher rates are paid during the default period.

Liquidity and Capital Resources
-------------------------------
  The Company had a working capital deficit of $51,885 at December 27, 1997 compared to a deficit of $42,595 at September 27, 1997. This change was caused primarily by reductions in accounts receivable and inventories.

  The Company had a decrease in cash of $69 in the first quarter of fiscal 1998 compared to a net increase in cash of $2,400 in the comparable period last year. Cash provided by operating activities for the first fiscal quarters of 1998 and 1997 were $641 and $4,399, respectively. The primary components of cash provided by operating activities for both quarters were decreases in receivables and inventories as well as the net loss adjustment for depreciation and amortization offset by net losses in both quarters.

  Cash used in investing activities the first quarter of fiscal 1988 consisted mostly of capital expenditures of $317.

     At December 27, 1997, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Robert M. Gintel. Mr. Gintel resigned as Chairman of the Board and as a director of the Company on August 8, 1997. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, have been classified as current liabilities. The Company has entered into agreements with its lenders to restructure these agreements through the pre-negotiated Chapter 11 case discussed below. These obligations, which aggregate $70,654, plus accrued interest and fees, will be exchanged for;
1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company.

     On January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code together with a Plan of Reorganization implementing the restructuring with its lenders (the "Plan"). Prior to the filing, the holders of the debt mentioned in the preceding paragraph entered into agreements with the Company agreeing, among other things, to cooperate with the Company in implementing the Plan. A hearing to consider approval of a Disclosure Statement is scheduled for March 13, 1998 and a hearing to consider confirmation of the Plan is scheduled for April 29, 1998. The Company has obtained permission from the Bankruptcy Court to continue to pay most pre-petition claims held by trade creditors in order to avoid any disruption in its business. In addition, the Company has obtained interim authority from the Bankruptcy Court to continue to use cash collateral and to borrow up to $5,000 from Foothill Capital Corp. under a Debtor-in-Possession Facility. A hearing to consider final approval of the cash collateral stipulation with certain of its lenders and to borrow an additional $5,000 under the Debtor-in-Possession Facility with Foothill Capital Corp. is scheduled for February 26, 1998. The Debtor-in-Possession Facility is secured by a pledge of certain property, plant and equipment. The Company estimates that it will emerge from these Bankruptcy Proceedings before June 30, 1998. However, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court or that other events will not occur in the bankruptcy case affecting the Company's ability to implement the Plan. If either of these events take place, a non-negotiated Chapter 11 is likely to occur. The Company has a commitment from Foothill Capital Corp. for a new revolving credit facility pursuant to which financing will be available upon emergence from Chapter 11 Proceedings. This facility will permit the borrowing of up to $35,000 based upon availability under a borrowing base formula (estimated to be $25,000 at date of emergence) and will be secured primarily by accounts receivable and inventory.

   Of the $38,500 restructured debt, $37,500 consist of senior notes that are due in three years and bears interest at 12%. The interest accrues but is not paid in cash for the first two years of the note term, except that interest payments in the first two years as well as note principal prepayments may be triggered upon the Company achieving certain targets. The senior notes will be secured by the pledge as collateral of certain property, plant and equipment. The remaining $1,000 of restructured debt will consist of a subordinated note with principal and interest, accruing at 10%, payable in 10 years.

  The Company's future liquidity requirements are expected to consist primarily of capital expenditures and working capital requirements. The Company's liquidity requirements are expected to be financed from operating cash flow and the proposed financing upon emerging from bankruptcy; however, no assurance can be given that such financing will be available or sufficient. The opinion of the Company's independent public accountants covering the financial statements for the year ended September 27, 1997 included a paragraph questioning the Company's ability to continue as a going concern.

  All statements other than statements of historical fact included in this release regarding the Company's financial position, business strategy and the plans and objectives of the Company's management for the future operations, are forward-looking statements. When used herein, words such as "anticipate," "believe," "estimate," "expect," intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.


Effects of Inflation
--------------------
   The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its sales and profitability.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 Legal Proceedings
       -----------------
       None

Item 2 Changes in Securities
       ---------------------
       None

Item 3 Defaults upon Senior Securities
       -------------------------------
       None

Item 4 Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------
       None

Item 5 Other Information
       -----------------
       None

Item 6 Exhibits and Reports on Form 8-K
       --------------------------------
       (a) Exhibits

          2.1  Proposed  Plan of  Reorganization  (incorporated  by reference to
               Exhibit 4.2 to Form 8-K dated January 23, 1998)
          4.1  Interim Order Authorizing Debtor to Obtain Secured  Superpriority
               Post-petition  Financing,  Scheduling a Hearing to Consider Final
               Authorization to Obtain Secured Post-petition  Financing Pursuant to 11  U.  S.  C.  Section  364  (c)  and  Bankruptcy  Rule  4001
               (incorporated  by  reference  to  Exhibit  4.1 to Form 8-K  dated
               January 23, 1998)
          4.2  Loan and Security Agreement
          4.3  Subordinated Note
          4.4  Senior Secured Note Purchase Agreement
          4.5  Intercreditor Agreement
         27    Financial Data Schedule

       (b) Reports on Form 8-K filed during this quarterly period.

               Report dated January 23, 1998 with respect to Item 3 and Item 5

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

                              ONEITA INDUSTRIES, INC.



                         By: /s/ C. Michael Billingsley
                            ---------------------------
                            C. Michael Billingsley
                            President and Chief Executive Officer



                         By: /s/ William H. Boyd
                            --------------------
                            William H. Boyd
                            Vice President and Treasurer
                            (Principal Accounting Officer)



Date:  February 12, 1998