Form 10-Q
period 1998-03-28
ONEITA INDUSTRIES INC
filed 1998-05-18
CIK 820957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998

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

                                 X Yes  ______ No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,149,339 shares of Common Stock as of April 30, 1998.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

      Item 1:     Financial Statements:

           Condensed Consolidated Balance Sheets at
           March 28, 1998 and September 27, 1997............................   1

           Condensed Consolidated Statements of Operations for
           the Three Months Ended March 28, 1998 and
           March 29, 1997...................................................   2

           Condensed Consolidated Statements of Operations for
           the Six Months Ended March 28, 1998 and
           March 29, 1997...................................................   3

           Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended March 28, 1998 and March 29, 1997...........   4

           Notes to Condensed Consolidated Financial Statements.............   5

      Item 2:     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................   9


PART II - OTHER INFORMATION

      Item 1:     Legal Proceedings.........................................  13

      Item 2:     Changes in Securities.....................................  13

      Item 3:     Defaults upon Senior Securities...........................  13

      Item 4:     Submission of Matters to a Vote of Security
                  Holders...................................................  13

      Item 5:     Other Information.........................................  13

      Item 6:     Exhibits and Reports on Form 8-K..........................  13

      Signature.............................................................  14

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       March 28,     September 27,
                                                         1998            1997
                                                      (Unaudited)      (Note 1)
                                                        --------       --------
ASSETS

CURRENT ASSETS:
   Cash                                                 $    338       $  1,654
   Accounts receivable, less
     allowance for doubtful accounts                      13,921         17,200
   Inventories (Note 3)                                   24,399         31,214
   Prepaid expenses and other
      current assets                                       1,329          1,024
                                                        --------       --------
     Total current assets                                 39,987         51,092

PROPERTY, PLANT AND EQUIPMENT, at cost,
   less accumulated depreciation and
   amortization                                           30,762         32,733

OTHER ASSETS                                               2,669          3,152
                                                        --------       --------
                                                        $ 73,418       $ 86,977
                                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES: (Note 4)
   Long-term debt in default, classified
      as current, subject to compromise                 $ 70,654       $ 70,654
   Notes payable                                           6,000             --
   Current portion of capital leases                       1,308          1,405
   Accounts payable                                        4,660          4,117
   Accrued liabilities                                    15,476         17,511
                                                        --------       --------
     Total current liabilities                            98,098         93,687

CAPITAL LEASE OBLIGATIONS (Note 4)                         1,380          2,032

SHAREHOLDERS' EQUITY:

   Preferred Stock, Series I, par
     value $1.00 per share, 2,000,000
     shares authorized, none issued                           --             --

   Common Stock, $.25 par value,
     15,000,000 shares authorized,
     9,149,339 shares issued and
     outstanding at March 28, 1998
     and September 27, 1997                                2,287          2,287

   Other shareholders' equity                            (28,347)       (11,029)
                                                        --------       --------
                                                        $ 73,418       $ 86,977
                                                        ========       ========

            See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                      -------------------------
                                                      March 28,        March 29,
                                                        1998             1997
                                                      --------         --------
Net sales                                             $ 31,317         $ 32,515

Cost of sales                                           33,861           32,438
                                                      --------         --------
      Gross (loss) profit                               (2,544)              77

Selling, general and administrative
   expenses                                              2,623            3,374
                                                      --------         --------
      Loss from operations                              (5,167)          (3,297)

Other expense:
   Reorganization expense (Note 2)                       1,375               --
   Interest expense (Note 2)                               723            1,942
                                                      --------         --------
                                                         2,098            1,942
Loss before provision for
        income taxes                                    (7,265)          (5,239)

Benefit for income taxes                                    --               --
                                                      --------         --------
      Net loss                                        $ (7,265)        $ (5,239)
                                                      ========         ========
      Net loss per share (Note 5)                     $   (.79)        $   (.57)
                                                      ========         ========

            See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                           Six Months Ended
                                                      -------------------------
                                                      March 28,        March 29,
                                                        1998             1997
                                                      --------         --------
Net sales                                             $ 57,659         $ 66,412

Cost of sales                                           65,088           67,077
                                                      --------         --------
      Gross loss                                        (7,429)            (665)

Selling, general and administrative
   expenses                                              5,266            6,662
                                                      --------         --------
      Loss from operations                             (12,695)          (7,327)

Other expense:
   Reorganization expense (Note 2)                       1,885               --
   Interest expense (Note 2)                             2,739            3,822
                                                      --------         --------
                                                         4,624            3,822
      Loss before provision for
        income taxes                                   (17,319)         (11,149)

Benefit for income taxes                                    --               --
                                                      --------         --------
      Net loss                                        $(17,319)        $(11,149)
                                                      ========         ========
      Net loss per share (Note 5)                     $  (1.89)        $  (1.22)
                                                      ========         ========

            See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Six Months Ended
                                                          ---------------------
                                                          March 28,    March 29,
                                                            1998         1997
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                               $(17,319)    $(11,149)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
     Depreciation and amortization                           2,859        3,314
     Provision for losses on accounts receivable               200          219
     Loss (gain) on sale of property and equipment              12          (70)
   Change in assets and liabilities:
      Decrease in accounts receivables                       3,079        5,390
      Decrease in inventories                                6,815        7,194
      Increase in prepaid exp and other assets                (187)      (1,536)
      Decrease in accounts payable, restructuring
          accrual and accrued liabilities                   (1,491)      (3,106)
                                                          --------     --------
    Net cash (used in) provided by
             operating activities                           (6,032)         256
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment               (559)      (1,235)
   Proceeds from sale of property, plant
     and equipment                                              24          531
                                                          --------     --------
       Net cash used in investing activities                  (535)        (704)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings under debtor in possession facility            6,000           --
   Payment of long-term debt and capital
     lease obligations                                        (749)      (2,417)
                                                          --------     --------
       Net cash provided by (used in)
             financing activities                            5,251       (2,417)
                                                          --------     --------
NET DECREASE IN CASH                                        (1,316)      (2,865)

CASH AT BEGINNING OF PERIOD                                  1,654        9,135
                                                          --------     --------
CASH AT END OF PERIOD                                     $    338     $  6,270
                                                          ========     ========

See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited) (In thousands, except share data)


(1)   Basis of Presentation -

      Oneita Industries, Inc. (the Company) manufactures and markets high quality activewear including T-shirts and fleecewear, and infantswear primarily for the newborn and toddler markets. These products are marketed to the imprinted sportswear industry and to major retailers.

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 27, 1997 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ended September 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 27, 1997.

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

(2)   Status of Operations and Bankruptcy Proceedings

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

      At March 28, 1998, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Robert M. Gintel. Mr. Gintel resigned as Chairman of the Board and as a director of the Company on August 8, 1997. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, have been classified as current liabilities. The Company has entered into agreements with its lenders to restructure these agreements through the pre-negotiated Chapter 11 case discussed below. These obligations, which aggregate $70,654, plus accrued interest and fees, will be exchanged for;
1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company. Interest on these obligations from January 23 through March 28, 1998 totaling $1,433 has not been accrued and is not payable under the Amended Plan of Reorganization due to the Chapter 11 proceedings discussed below. However, should the Amended Plan not be confirmed by the Bankruptcy Court or other events occur in the bankruptcy case affecting the Company's ability to implement the Amended Plan, the holders of these obligations could assert a claim for this unaccrued interest.

      On January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code, together with a Plan of Reorganization implementing the restructuring with its lenders and a Disclosure Statement. Subsequently, an Amended Plan of Reorganization ("Amended Plan") and an Amended Disclosure Statement were approved in the Chapter 11 case. Prior to the commencement of the Chapter 11 case, the holders of the debt mentioned in the preceding paragraph entered into agreements with the Company agreeing, among other things, to cooperate with the Company in implementing the Amended Plan and delivered ballots voting in favor of the Plan. A hearing to consider confirmation of the Amended Disclosure Statement was held on March 19, 1998 at which time the Amended Disclosure Statement was approved and a hearing to consider confirmation of the Amended Plan scheduled for May 12, 1998 has been adjourned and rescheduled for June 3, 1998. The Company has obtained permission from the Bankruptcy Court to continue to pay most pre-petition claims held by trade creditors in order to avoid any disruption in its business. In addition, the Company has obtained authority from the Bankruptcy Court to continue to use cash collateral pursuant to a stipulation and to borrow up to $10,000 from Foothill Capital Corp. under a Debtor-in-Possession Facility. The Debtor-in-Possession Facility is secured by a pledge of certain property, plant and equipment. The Company estimates that it will emerge from these Bankruptcy Proceedings before June 30, 1998. However, there can be no assurance that the Amended Plan will be confirmed by the Bankruptcy Court or that other events will not occur in the bankruptcy case affecting the Company's ability to implement the Amended Plan. If either of these events take place, a non-negotiated Chapter 11 is likely to occur. The Company has a commitment from Foothill Capital Corp., subject to certain conditions, for a new revolving credit facility pursuant to which financing will be available upon emergence from Chapter 11 Proceedings. This facility will permit the borrowing of up to $35,000 based upon availability under a borrowing base formula (estimated to be $25,000 at date of emergence) and will be secured primarily by accounts receivable and inventory. One condition of the new revolving credit facility is that the Company have at the date of emergence $5,000 borrowing availability after payments of $15,000 to the holders of the restructured debt and $8,500 (outstanding at April 30, 1998) under the debtor in possession facility. At April 30, 1998 the Company would have had only $1,000 borrowing availability under this formula.

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

      The Company has incurred $1,885 of reorganization expense related to the debt restructuring and bankruptcy filing during the six months ended March 28, 1998.


(3)   Inventories -

      Inventories, stated at the lower of cost or market, are comprised of the following:

                                                        March 28,      September 27,
                                                          1998            1997
                                                         -------         -------
      Finished goods ...........................         $13,046         $20,095

      Work in process ..........................           8,917           9,313

      Raw materials and supplies ...............           2,436           1,806
                                                         -------         -------
                                                         $24,399         $31,214
                                                         =======         =======

(4)   Liabilities

      The following table sets forth prepetition liabilities subject to compromise from those not subject to compromise and postpetition liabilities:


                                     Prepetition Liabilities
                                     -----------------------
                                                         Not
                                        Subject      Subject          Post
                                             to           to      Petition         Total
                                     Compromise   Compromise   Liabilities   Liabilities
                                     ----------   ----------   -----------   -----------
Current Liabilities:
     Long-term debt in default          $70,654           --            --       $70,654
     Notes payable                           --           --       $ 6,000         6,000
     Current portion                         --      $ 1,308            --         1,308
     Accounts payable                        --        1,428         3,232         4,660
     Accrued liabilities                  1,575        1,308        12,593        15,476
                                        -------      -------       -------       -------
                                        $72,229      $ 4,044       $21,825       $98,098
                                        =======      =======       =======       =======
   Capital Lease Obligations                 --      $ 1,380            --       $ 1,380
                                        =======      =======       =======       =======


(5)   Net Loss Per Share -

      Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 9,149,339 for each of the periods ended March 28, 1998 and March 29, 1997.

      As discussed in Note (2) above, on the date of emerging from its Bankruptcy Proceedings, the Company will effect a 1-for-5 reverse stock split and will then issue 7,206,516 shares of its common stock (representing 79.75% of the outstanding Common Stock of the Company) to the holders of the restructured debt.

(6)   Consolidation charges:

      In September 1997, the Company announced a plan to consolidate certain of its operations in order to further lower its costs and make its operations more efficient. The consolidation involved the closing of one facility, the writedown to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities. The operating results for the year ended September 27, 1997 reflected a pretax charge of $ 15,282 related to this consolidation of which $8,060 was a non-cash charge, $551 was expended in fiscal year 1997 and $6,671 was scheduled for payments in 1998 and 1999. During the six months ended March 28, 1998, the Company paid and charged to the consolidation reserve $1,683 related thereto.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS
                                 (In thousands)


Results of Operations - Three Months

      Net sales for the three months ended March 28, 1998 were $31,317 as compared to $32,515 in the comparable period of the prior year, a decrease of $1,198 or 3.7%. The decrease was due to reduced unit selling prices of $1,638 caused primarily by sales in January 1998 of inventories at discounted prices to generate cash flow, offset by an increase in units sold of $440.

      Gross profit for the quarter ended March 28, decreased $2,621 from the comparable period of the prior year to a loss of $2,544. Gross profit (loss), as a percentage of net sales, decreased to (8.1)% compared to 0.2%. The reduction in gross profit was caused by discounted sales prices mentioned above and by increases in unit costs incurred in January due to holiday shutdowns. These reductions in gross profit were offset by generally lower operating costs resulting from the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

      Selling, general and administrative expenses for the three months ended March 28, 1998 decreased $751 from the comparable period of the prior year as a result of the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. As discussed in Note 2, these cost reductions were offset by $1,375 of legal and professional expenditures related to the debt restructuring and bankruptcy filing.

      Interest expense, net of interest income, for the second fiscal quarter of 1998 was $723 compared to $1,942 for the corresponding period last year. The decrease was due to interest not accruing since January 23, 1998, the date of the Company's Chapter 11 filing, on $70,654 of debt subject to restructuring.

Results of Operations - Six Months

      Net sales for the six months ended March 28, 1998 were $57,659 as compared to $66,412 in the comparable period of the prior year, a decrease of $8,753 or 13.2%. The decrease was due primarily to reduced unit selling prices of $6,145 caused by continued production overcapacity in the industry and lower priced imports and to sales through January 1998 of inventories at discounted prices to generate cash flow. Additionally, due to lower average inventory balances this year compared to last year, fewer units were sold decreasing sales further by $2,608.

      Gross loss for the six months ended March 28, 1998 of $7,429 increased $6,764 from the comparable period of the prior year. Gross loss, as a percentage of net sales, increased to 12.9% compared to 1.0%. The increase in gross loss was caused by discounted sales prices mentioned above and first quarter inventory writedowns of $1,000. These increases in gross loss were offset by generally lower operating costs resulting from the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

      Selling, general and administrative expenses for the six months ended March 28, 1998 decreased $1,396 from the comparable period of the prior year as a result of the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. As discussed in Note 2, these cost reductions were offset by $1,885 of legal and professional expenditures related to the debt restructuring.

      Interest expense, net of interest income, for the first half of fiscal 1998 was $2,739 compared to $3,822 for the corresponding period last year. The decrease was due to interest not accruing since January 23, 1998, the date of the Company's Chapter 11 filing, on $70,654 of debt subject to restructuring, offset by higher rates paid on that same debt through January 23, 1998.


Liquidity and Capital Resources

      The Company had a working capital deficit of $58,111 at March 28, 1998 compared to a deficit of $42,595 at September 27, 1997. This change was caused primarily by reductions in accounts receivable and inventories and by $6,000 of borrowings under a debtor in possession facility.

      The Company had a decrease in cash of $1,316 in the first half of fiscal 1998 compared to a decrease in cash of $2,865 in the comparable period last year. Cash used in operating activities for the first half of fiscal 1998 was $(6,032) compared to $256 of cash provided by operations in the comparable period of last year. The primary components of cash provided by operating activities for both periods were decreases in receivables and inventories as well as the adjustment for depreciation and amortization offset by net losses in both periods.

      Cash used in investing activities the first half of fiscal 1998 consisted mostly of capital expenditures of $559.

      At March 28, 1998, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Robert M. Gintel. Mr. Gintel resigned as Chairman of the Board and as a director of the Company on August 8, 1997. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, have been classified as current liabilities. The Company has entered into agreements with its lenders to restructure these agreements through the pre-negotiated Chapter 11 case discussed below. These obligations, which aggregate $70,654, plus accrued interest and fees, will be exchanged for;
1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company. Interest on these obligations from January 23 through March 28, 1998 totaling $1,433 has not been accrued and is not payable under the Amended Plan of Reorganization due to the Chapter 11 proceedings discussed below. However, should the Amended Plan not be confirmed by the Bankruptcy Court or other events occur in the bankruptcy case affecting the Company's ability to implement the Amended Plan, the holders of these obligations could assert a claim for this unaccrued interest.

      On January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code, together with a Plan of Reorganization implementing the restructuring with its lenders and a Disclosure Statement. Subsequently, an amended Plan of Reorganization ("Amended Plan") and an Amended Disclosure Statement were approved in the Chapter 11 case. Prior to the commencement of the Chapter 11 case, the holders of the debt mentioned in the preceding paragraph entered into agreements with the Company agreeing, among other things, to cooperate with the Company in implementing the Amended Plan and delivered ballots voting in favor of the Plan. A hearing to consider confirnmation of the Amended Disclosure Statement was held on March 19, 1998 at which time the Amended Disclosure Statement was approved and a hearing to consider confirmation of the Amended Plan scheduled for May 12, 1998 has been adjourned and rescheduled for June 3, 1998. The Company has obtained permission from the Bankruptcy Court to continue to pay most pre-petition claims held by trade creditors in order to avoid any disruption in its business. In addition, the Company has obtained authority from the Bankruptcy Court to continue to use cash collateral pursuant to a stipulation and to borrow up to $10,000 from Foothill Capital Corp. under a Debtor-in-Possession Facility. The Debtor-in-Possession Facility is secured by a pledge of certain property, plant and equipment. The Company estimates that it will emerge from these Bankruptcy Proceedings before June 30, 1998. However, there can be no assurance that the Amended Plan will be confirmed by the Bankruptcy Court or that other events will not occur in the bankruptcy case affecting the Company's ability to implement the Amended Plan. If either of these events take place, a non-negotiated Chapter 11 is likely to occur. The Company has a commitment from Foothill Capital Corp., subject to certain conditions, for a new revolving credit facility pursuant to which financing will be available upon emergence from Chapter 11 Proceedings. This facility will permit the borrowing of up to $35,000 based upon availability under a borrowing base formula (estimated to be $25,000 at date of emergence) and will be secured primarily by accounts receivable and inventory. One condition of the new revolving credit facility is that the Company have at the date of emergence $5,000 borrowing availability after payments of $15,000 to the holders of the restructured debt and $8,500 (outstanding at April 30, 1998) under the debtor in possession facility. At April 30, 1998 the Company would have had only $1,000 borrowing availability under this formula.

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

         None

Item 3   Defaults upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6   Exhibits and Reports on Form 8-K

         (a) Exhibits

             None


         (b) Reports on Form 8-K filed during this quarterly period.


             The Registrant filed a Form 8-k dated January 23, 1998 with respect to Item 3 and Item 5.

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ONEITA INDUSTRIES, INC.



                              By: /s/ C. Michael Billingsley
                                  ---------------------------------------
                                  C. Michael Billingsley
                                  President and Chief Executive Officer


                              By: /s/ William H. Boyd
                                  ---------------------------------------
                                  William H. Boyd
                                  Vice President and Treasurer
                                  (Principal Accounting Officer)



Date: May 5, 1998