Form 10-Q
period 1998-06-27
ONEITA INDUSTRIES INC
filed 1998-08-18
CIK 820957

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998
                                       OR
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

                      [X]      Yes          [ ]         No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,149,339 shares of Common Stock as of July 30, 1998.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

         Item 1:  Financial Statements:

                Condensed Consolidated Balance Sheets at
                June 27, 1998 and September 27, 1997 ................... 1

                Condensed Consolidated Statements of Operations for
                the Three Months Ended June 27, 1998 and
                June 28, 1997 .......................................... 2

                Condensed Consolidated Statements of Operations for
                the Nine Months Ended June 27, 1998 and
                June 28, 1997 .......................................... 3

                Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 27, 1998 and June 28, 1997 .. 4

                Notes to Condensed Consolidated Financial Statements ... 5

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................. 9


PART II - OTHER INFORMATION

         Item 1:        Legal Proceedings .............................  14

         Item 2:        Changes in Securities .........................  14

         Item 3:        Defaults upon Senior Securities ...............  14

         Item 4:        Submission of Matters to a Vote of Security
                        Holders .......................................  14

         Item 5:        Other Information .............................  14

         Item 6:        Exhibits and Reports on Form 8-K ..............  14

         Signature ....................................................  15

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                  June 27,       September 27,
                                                    1998             1997
                                                    ----             ----
                                                (Unaudited)        (Note 1)
ASSETS

CURRENT ASSETS:
     Cash                                        $     122        $  1,654
     Accounts receivable, less
       allowance for doubtful accounts              14,797          17,200
     Inventories (Note 3)                           24,818          31,214
     Prepaid expenses and other
         current assets                                866           1,024
                                                 ---------        --------

       Total current assets                         40,603          51,092

PROPERTY, PLANT AND EQUIPMENT, at cost,
     less accumulated depreciation and
     amortization                                   29,821          32,733

OTHER ASSETS                                         2,510           3,152
                                                 ---------        --------

                                                 $  72,934        $ 86,977
                                                 =========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES: (Note 4)
     Long-term debt in default, classified
         as current, subject to compromise       $  70,654        $ 70,654
     Notes payable                                   9,954            --
     Current portion of capital leases               1,313           1,405
     Accounts payable                                5,741           4,117
     Accrued liabilities                            12,308          17,511
                                                 ---------        --------

       Total current liabilities                    99,970          93,687

CAPITAL LEASE OBLIGATIONS (Note 4)                   1,046           2,032

SHAREHOLDERS' EQUITY:
     Preferred Stock, Series I, par
       value $1.00 per share, 2,000,000
       shares authorized, none issued                 --              --
     Common Stock, $.25 par value,
       15,000,000 shares authorized,
       9,149,339 shares issued and
       outstanding at June 27, 1998
       and September 27, 1997                        2,287           2,287

     Other shareholders' equity                    (30,369)        (11,029)
                                                 ---------        --------

                                                 $  72,934        $ 86,977
                                                 =========        ========

            See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                      (In thousands, except per share data)

                                              Three Months Ended
                                              ------------------
                                           June 27,         June 28,
                                             1998            1997
                                             ----            ----
Net sales                                  $ 30,764        $ 35,549

Cost of sales                                30,904          35,033
                                           --------        --------

         Gross (loss) profit                   (140)            516

Selling, general and administrative
   expenses                                   2,124           2,765

Reversal of consolidation and
   restructuring charges (Note 6)            (1,300)             --
                                           --------        --------

         Loss from operations                  (964)         (2,249)

Other expense:
   Reorganization expense (Note 2)              790             513
   Interest expense (Note 2)                    268           2,020
                                           --------        --------
                                              1,058           2,533

Loss before provision for
           income taxes                      (2,022)         (4,782)

Benefit for income taxes                       --              --
                                           --------        --------

         Net loss                          $ (2,022)       $ (4,782)
                                           ========        ========

         Net loss per share (Note 5)       $   (.22)       $   (.52)
                                           ========        ========


            See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Nine Months Ended
                                                -----------------
                                            June 27,         June 28,
                                              1998            1997
                                              ----            ----

Net sales                                   $ 88,423        $ 101,961

Cost of sales                                 95,992          102,110
                                            --------        ---------

         Gross loss                           (7,569)            (149)

Selling, general and administrative
   expenses                                    7,390            9,256

Reversal of consolidation and
   restructuring charges (Note 6)             (1,300)              --
                                            --------        ---------

         Loss from operations                (13,659)          (9,405)

Other expense:
   Reorganization expense (Note 2)             2,675              684
   Interest expense (Note 2)                   3,007            5,842
                                            --------        ---------
                                               5,682            6,526

         Loss before provision for
           income taxes                      (19,341)         (15,931)

Benefit for income taxes                        --               --
                                            --------        ---------

         Net loss                           $(19,341)       $ (15,931)
                                            ========        =========

         Net loss per share (Note 5 )       $  (2.11)       $   (1.74)
                                            ========        =========



            See notes to condensed consolidated financial statements.

                    ONEITA INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              Nine Months Ended
                                                              -----------------
                                                           June 27,         June 28,
                                                             1998             1997
                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $(19,341)       $(15,931)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
       Depreciation and amortization                          4,292           4,934
       Provision for losses on accounts receivable              220             192
       Loss (gain) on sale of property and equipment             23             (66)
     Change in assets and liabilities:
        Decrease in accounts receivables                      2,183           7,279
        Decrease in inventories                               6,396           8,252
        Decrease (increase) in prepaid expenses                 254          (1,485)
              and other assets
        Decrease in accounts payable, consolidation
            accrual and accrued liabilities                  (3,578)         (4,905)
                                                           --------        --------
    Net cash used in operating activities                    (9,551)         (1,730)
                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of property, plant and equipment              (910)         (2,113)
     Proceeds from sale of property, plant
       and equipment                                             52             610
                                                           --------        --------
         Net cash used in investing activities                 (858)         (1,503)
                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Borrowings under debtor in possession facility           9,954            --
     Payment of long-term debt and capital
       lease obligations                                     (1,077)         (2,744)
                                                           --------        --------
         Net cash provided by (used in)
                   financing activities                       8,877          (2,744)
                                                           --------        --------

NET DECREASE IN CASH                                         (1,532)         (5,977)

CASH AT BEGINNING OF PERIOD                                   1,654           9,135
                                                           --------        --------

CASH AT END OF PERIOD                                      $    122        $  3,158
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

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 27, 1997 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ended September 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 27, 1997.

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

(2)      Status of Operations and Bankruptcy Proceedings

         The Company incurred a net loss of $40,656 for the year ended September 27, 1997. Market pressures that resulted in reduced sales volumes and prices and operating losses during the year ended September 27, 1997 are continuing in fiscal 1998. Management's operating plans include continued close monitoring of costs and concentrating the manufacturing and sales efforts on a more profitable product mix. In September 1997, the Company announced a plan to consolidate certain of its operations in order to further lower its costs and make its operations more efficient. The consolidation involved the closing of one facility, the write down to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities.

         At June 27, 1998, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Robert M. Gintel. Mr. Gintel resigned as Chairman of the Board and as a director of the Company on August 8, 1997. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, have been classified as current liabilities.

On January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code, together with a Plan of Reorganization seeking to implement a debt restructuring with its lenders and a Disclosure Statement. Subsequently, an Amended Plan of Reorganization ("Amended Plan")and an Amended Disclosure Statement were filed in the Chapter 11 case. Pursuant to the Amended Plan, the restructured obligations, which aggregate $70,654, plus accrued interest and fees, were expected to be exchanged for; 1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company. Interest on these obligations from January 23 through June 27, 1998 totaling $3,439 has not been accrued and is not payable under the Amended Plan due to the Chapter 11 case. Should the Amended Plan not be confirmed by the Bankruptcy Court or other events occur in the bankruptcy case affecting the Company's ability to implement the Amended Plan, the holders of these obligations may seek to assert a claim for this interest, however the Company believes that any claim asserted by the holders of these obligations for interest after January 23, 1998 will not be allowed. Prior to the commencement of the Chapter 11 case, the holders of the debt mentioned above entered into agreements with the Company agreeing, among other things, to cooperate with the Company in implementing the Amended Plan and delivered ballots voting in favor of the Plan. A hearing to consider approval of the Amended Disclosure Statement was held on March 19, 1998 at which time the Amended Disclosure Statement was approved. A hearing to consider confirmation of the Amended Plan is scheduled for October 29, 1998 having been previously adjourned on several occasions. The Company currently projects that it cannot emerge from the Chapter 11 case pursuant to the terms of the Amended Plan until April 1999 due to a lack of available working capital. The agreements entered into with the holders of certain indebtedness to cooperate in implementing the Amended Plan only required such lenders to support the Amended Plan if the terms of the underlying documents were not changed. Since the terms have changed, the Company is unaware to what extent such parties will continue to cooperate in the implementation of the Amended Plan. Certain of the lenders have in fact advised the Company that they do not wish to wait until April 1999 and will no longer support the Amended Plan in its current form. The Amended Plan cannot be implemented over the objection of the parties entering into such agreements. The Company has filed a motion seeking an extension of the time period through April 1999 during which only the Company may file a Plan of Reorganization so that it may seek to implement the Amended Plan or, if appropriate, a modified Plan of Reorganization. A hearing to consider the Company's motion has been scheduled for August 19, 1998. Certain of the lenders have also filed an objection to the Company's motion and there can be no assurance that such motion will be granted or if granted how long the Company's exclusivity period will be extended. The Company has obtained permission from the Bankruptcy Court to continue to pay most pre-petition claims held by trade creditors in order to avoid any disruption in its business. In addition, the Company has obtained authority from the Bankruptcy Court to continue to use cash collateral pursuant to a stipulation and to borrow up to $10,000 from Foothill Capital Corp. under a Debtor-in-Possession Facility. The Debtor-in-Possession Facility is secured by a pledge of certain property, plant and equipment. The Company had obtained a commitment from Foothill Capital Corp., subject to certain conditions, for a new revolving credit facility pursuant to which financing would have been available upon emergence from the Chapter 11 case. This facility would have permitted the borrowing of up to $35,000 based upon availability under a borrowing base formula (estimated to be $24,000 at June 27, 1998) and would have been secured primarily by accounts receivable and inventory. However, such facility expired as the Amended Plan was not implemented on or before July 31, 1998. The new revolving credit facility had also required that the Company have at the date of emergence $5,000 borrowing availability after payments of $15,000 to the holders of the restructured debt and $9,954 (outstanding at June 27, 1998) under the debtor in possession facility. At June 27, 1998 the Company would have had no borrowing availability under this formula.

         Of the $38,500 restructured debt under the Amended Plan, $37,500 was to consist of senior notes due in three years and bearing interest at 12%.
The interest was to accrue but was not to be paid in cash for the first two years of the note term, except that interest payments in the first two years as well as note principal prepayments would have been triggered upon the Company achieving certain targets. The senior notes were to be secured by the pledge as collateral of certain property, plant and equipment. The remaining $1,000 of restructured debt was to consist of a subordinated note with principal and interest, accruing at 10%, payable in 10 years.

         In light of the foregoing, there can be no assurance that the Amended Plan or a consensual modified version of the Amended Plan can be implemented or that a non-negotiated Chapter 11 case can be avoided. If the Amended Plan were implemented without any significant changes the Company projects that it will emerge from the Chapter 11 case in April 1999.

         The Company has incurred $2,675 of reorganization expense related to the debt restructuring and bankruptcy filing during the nine months ended June 27, 1998 and $684 during the nine months ended June 28, 1997.


(3)      Inventories

         Inventories, stated at the lower of cost or market, are comprised of the following:

                                 June 27,    September 27,
                                  1998          1997
                                 -------     -------------
Finished goods ...........       $13,008       $20,095

Work in process ..........         9,261         9,313

Raw materials and supplies         2,549         1,806
                                 -------       -------
                                 $24,818       $31,214
                                 =======       =======

(4)        Liabilities

       The following table sets forth prepetition liabilities subject to compromise from those not subject to compromise and postpetition liabilities as of June 27, 1998:


                                      Prepetition Liabilities
                                     -------------------------
                                                           Not
                                        Subject        Subject           Post
                                             to             to       Petition          Total
                                     Compromise     Compromise    Liabilities    Liabilities
                                     ----------     ----------    -----------    -----------
Current Liabilities:
       Long-term debt in default       $70,654          --             --         $ 70,654
       Notes payable ...........          --            --         $  9,954          9,954
       Current portion  of capital
       leases ..................          --         $ 1,313           --            1,313
       Accounts payable ........          --           1,301          4,440          5,741
       Accrued liabilities .....         1,575           882          9,851         12,308
                                       -------       -------       --------       --------
                                       $72,229       $ 3,496       $ 24,245       $ 99,970
                                       =======       =======       ========       ========
    Capital Lease Obligations...          --         $ 1,046           --           $1,046
                                       =======       =======       ========       ========


(5)      Net Loss Per Share

         Earnings per share are calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 9,149,339 for each of the periods ended June 27, 1998 and June 28, 1997.


(6)      Consolidation and restructuring charges

         In September 1997, the Company announced a plan to consolidate certain of its operations in order to further lower its costs and make its operations more efficient. The consolidation involved the closing of one facility, the writedown to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities. The operating results for the year ended September 27, 1997 reflected a pretax charge of $15,282 related to this consolidation of which $8,060 was a non-cash charge and $7,171 was accrued for cash payments to be made through 1999.

         The 1997 consolidation and restructuring charge included a provision for employee severance and related payments resulting from announced plant closings and job transfers of $1,986 which was expected to be paid in fiscal 1998. Due to employee reductions through attrition and due to many severed employees finding comparable jobs at nearby Oneita plants, approximately $1,000 of the original provision will not be spent. Additionally, at June 27, 1998 many consolidation activities related to plant closure costs have been completed and approximately $300 of the original provision is not expected to be spent. Accordingly, the Company has reduced its consolidation and restructuring reserves by crediting operations in the amount of $1,300 in the third fiscal quarter of 1998. The following table sets forth spending related to the consolidation.


                                          Plant       Employee     Equipment
                                        Closure      Severance         Lease
                                          Costs       Payments      Payments           Total
                                     ----------     ----------    -----------    -----------
Accrued at
  Septmember 27, 1997 ..........       $ 3,154       $ 1,986        $ 2,031        $ 7,171

Amount paid in the nine
  months ended June 27, 1998 ...         1,647           813            720          3,180

Estimated amount remaining at
  June 27, 1998 ................         1,180           200          1,311          2,691
                                       -------       -------       --------       --------
Amount  credited to operations         $   327       $   973       $   -0-        $  1,300
                                       =======       =======       ========       ========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS
                                 (In thousands)

Results of Operations - Three Months

         Net sales for the three months ended June 27, 1998 were $30,764 as compared to $35,549 in the comparable period of the prior year, a decrease of $4,785 or 13.5%. The decrease was due to reduced unit selling prices of $3,277 that resulted from an industry wide December 1997 price reduction and a decrease in units sold of $1,508.

         Gross loss for the quarter ended June 27 1998, decreased $656 from the comparable period of the prior year to a loss of $140. Gross profit, as a percentage of net sales, decreased to (0.5%) compared to 1.5%. The decrease was caused by the reduced selling prices mentioned above offset by lower operating costs resulting from the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

         Selling, general and administrative expenses for the three months ended June 27, 1998 decreased $641 from the comparable period of the prior year as a result of the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

         Interest expense, net of interest income, for the second fiscal quarter of 1998 was $268 compared to $2,020 for the corresponding period last year. The decrease was due to interest not accruing since January 23, 1998, the date of the Company's Chapter 11 filing, on $70,654 of debt subject to restructuring.

Results of Operations - Nine Months

         Net sales for the nine months ended June 27, 1998 were $88,423 as compared to $101,961 in the comparable period of the prior year, a decrease of $13,538 or 13.3%. The decrease was due primarily to reduced unit selling prices of $9,423 caused by continued production overcapacity in the industry and lower priced imports and to sales through January 1998 of inventories at discounted prices to generate cash flow, as well as an industry wide December 1997 price reduction. Additionally, due to lower average inventory balances this year compared to last year, fewer units were sold decreasing sales further by $4,115.

         Gross loss for the nine months ended June 27, 1998 of $7,569 increased $7,420 from the comparable period of the prior year. Gross loss, as a percentage of net sales, increased to 8.6% compared to 0.1%. The increase in gross loss was caused by the industry wide December 1997 price reductions and by sales of inventory in December 1997 and January 1998 at discounted prices to generate cash flow. These increases in gross loss were offset by generally lower operating costs resulting from the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

         Selling, general and administrative expenses for the nine months ended June 27, 1998 decreased $1,866 from the comparable period of the prior year as a result of the Company's cost reduction program discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. As discussed in Note 2, $2,675 of legal and professional expenditures were incurred related to the debt restructuring.

         Interest expense, net of interest income, for the first nine months of fiscal 1998 was $3,007 compared to $5,842 for the corresponding period last year. The decrease was due to interest not accruing since January 23, 1998, the date of the Company's Chapter 11 filing, on $70,654 of debt subject to restructuring, offset by higher rates paid on that same debt through January 23, 1998.


Year 2000 Compliance

         Management has initiated a plan to prepare the Company's computer systems and applications for the Year 2000. The Company expects that it will replace most of its current non-compliant software by purchasing new integrated software developed primarily for the textile/apparel industry and that it will be 75% compliant by March 31, 1999 and a 100% compliant by June 30, 1999. As of June 27, 1998 the company has spent approximately $100 on the Year 2000 compliance issue and expects total costs to be approximately $600, which the Company expects to fund out of current operating funds in its fiscal years 1998 and 1999.


Liquidity and Capital Resources

         The Company had a working capital deficit of $59,367 at June 27, 1998 compared to a deficit of $42,595 at September 27, 1997. This change was caused primarily by reductions in accounts receivable and inventories and by $9,954 of borrowings under a debtor-in-possession facility.

         The Company had a decrease in cash of $1,532 in the first nine months of fiscal 1998 compared to a decrease in cash of $5,977 in the comparable period last year. Cash used in operating activities for the first nine months of fiscal 1998 was $9,551 compared to $1,730 in the comparable period of last year. The primary components of cash provided by operating activities for both periods were decreases in receivables and inventories as well as the adjustment for depreciation and amortization offset by net losses in both periods. During the nine months ended June 27, 1998, the Company paid and charged $3,483 to the consolidation reserve (see Note 6).

         Cash used in investing activities for the nine months ended June 27, 1998 consisted mostly of capital expenditures of $910.

         At June 27, 1998, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Robert M. Gintel. Mr. Gintel resigned as Chairman of the Board and as a director of the Company on August 8, 1997. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, have been classified as current liabilities.

         On January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code, together with a Plan of Reorganization seeking to implement a debt restructuring with its lenders and a Disclosure Statement. Subsequently, an Amended Plan of Reorganization ("Amended Plan") and an Amended Disclosure Statement were filed in the Chapter 11 case. Pursuant to the Amended Plan, the restructured obligations, which aggregate $70,654, plus accrued interest and fees, were expected to be exchanged for; 1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company. Interest on these obligations from January 23 through June 27, 1998 totaling $3,439 has not been accrued and is not payable under the Amended Plan due to the Chapter 11 case. Should the Amended Plan not be confirmed by the Bankruptcy Court or other events occur in the bankruptcy case affecting the Company's ability to implement the Amended Plan, the holders of these obligations may seek to assert a claim for this interest, however the Company believes that any claim asserted by the holders of these obligations for interest after January 23, 1998 will not be allowed. Prior to the commencement of the Chapter 11 case, the holders of the debt mentioned above entered into agreements with the Company agreeing, among other things, to cooperate with the Company in implementing the Amended Plan and delivered ballots voting in favor of the Plan. A hearing to consider approval of the Amended Disclosure Statement was held on March 19, 1998 at which time the Amended Disclosure Statement was approved. A hearing to consider confirmation of the Amended Plan is scheduled for October 29, 1998 having been previously adjourned on several occasions. The Company currently projects that it cannot emerge from the Chapter 11 case pursuant to the terms of the Amended Plan until April 1999 due to a lack of available working capital. The agreements entered into with the holders of certain indebtedness to cooperate in implementing the Amended Plan only required such lenders to support the Amended Plan if the terms of the underlying documents were not changed. Since the terms have changed, the Company is unaware to what extent such parties will continue to cooperate in the implementation of the Amended Plan. Certain of the lenders have in fact advised the Company that they do not wish to wait until April 1999 and will no longer support the Amended Plan in its current form. The Amended Plan cannot be implemented over the objection of the parties entering into such agreements. The Company has filed a motion seeking an extension of the time period through April 1999 during which only the Company may file a Plan of Reorganization so that it may seek to implement the Amended Plan or, if appropriate, a modified Plan of Reorganization. A hearing to consider the Company's motion has been scheduled for August 19, 1998. Certain of the lenders have also filed an objection to the Company's motion and there can be no assurance that such motion will be granted or if granted how long the Company's exclusivity period will be extended. The Company has obtained permission from the Bankruptcy Court to continue to pay most pre-petition claims held by trade creditors in order to avoid any disruption in its business. In addition, the Company has obtained authority from the Bankruptcy Court to continue to use cash collateral pursuant to a stipulation and to borrow up to $10,000 from Foothill Capital Corp. under a Debtor-in-Possession Facility. The Debtor-in-Possession Facility is secured by a pledge of certain property, plant and equipment. The Company had obtained a commitment from Foothill Capital Corp., subject to certain conditions, for a new revolving credit facility pursuant to which financing would be available upon emergence from the Chapter 11 case. This facility would have permitted the borrowing of up to $35,000 based upon availability under a borrowing base formula (estimated to be $24,000 at June 27, 1998) and would have been secured primarily by accounts receivable and inventory. However, such facility expired as the Amended Plan was not implemented on or before July 31, 1998. The new revolving credit facility had also required that the Company have at the date of emergence $5,000 borrowing availability after payments of $15,000 to the holders of the restructured debt and $9,954 (outstanding at June 27, 1998) under the debtor in possession facility. At June 27, 1998 the Company would have had no borrowing availability under this formula.

         Of the $38,500 restructured debt under the Amended Plan, $37,500 was to consist of senior notes due in three years and bearing interest at 12%. The interest was to accrue but was not to be paid in cash for the first two years of the note term, except that interest payments in the first two years as well as note principal prepayments would have been triggered upon the Company achieving certain targets. The senior notes were to be secured by the pledge as collateral of certain property, plant and equipment. The remaining $1,000 of restructured debt was to consist of a subordinated note with principal and interest, accruing at 10%, payable in 10 years.

         In light of the foregoing, there can be no assurance that the Amended Plan or a consensual modified version of the Amended Plan can be implemented or that a non-negotiated Chapter 11 case can be avoided. If the Amended Plan were implemented without any significant changes the Company projects that it will emerge from the Chapter 11 case in April, 1999.

         The Company's liquidity requirements in the Chapter 11 case which are anticipated to consist primarily of capital expenditures and working capital requirements are expected to be financed by the use of cash collateral and its Debtor-in Possession Facility. Upon emergence from the Chapter 11 case, the Company's liquidity requirements are expected to be financed from operating cash flow and a new facility principally secured by its accounts receivable and inventory; however, no assurance can be given that such financing will be available or sufficient. The opinion of the Company's independent public accountants covering the financial statements for the year ended September 27, 1997 included a paragraph questioning the Company's ability to continue as a going concern.

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


                                           ONEITA INDUSTRIES, INC.



                                       By: /s/ C. Michael Billingsley
                                          --------------------------------------
                                           C. Michael Billingsley
                                           President and Chief Executive Officer



                                       By: /s/ William H. Boyd
                                          --------------------------------------
                                           William H. Boyd
                                           Vice President and Treasurer
                                           (Principal Accounting Officer)



Date:  July 30, 1998