Form 10-K
period 1998-09-26
ONEITA INDUSTRIES INC
filed 1999-01-22
CIK 820957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 26, 1998 or

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
         Commission File No. 1-9734

ONEITA INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

       Delaware                                      57-0351045
       (State or other jurisdiction                  (IRS Employer
       of incorporation or organization)             Identification Number)

       4130 Faber Place Drive, Suite 200             29405
       Ashley Corporate Center                       (Zip Code)
       Charleston, SC

       Registrant's telephone number including area code:   (843) 529-5225
       Securities registered pursuant to Section 12(b) of the act:

       Title of Class                  Name of Each Exchange on which registered
       Common Stock, $.25 par value    NASDAQ Electronic Bulletin Board

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

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of November 30, 1998 was approximately $ 680,000.

      The number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 30, 1998 was 9,149,339 shares.

      Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14-A of the Securities Exchange Act of 1934.

                                     PART I

ITEM ONE - BUSINESS (Dollars in thousands)

     Oneita Industries, Inc. (the "Company" or "Oneita") manufactures and markets high quality activewear and infantswear. Oneita's activewear includes T-shirts and sweatshirts for screen printing sold under the Oneita Power-T(R), Oneita Power 50 Plus(R), Oneita Power-Sweats(R) and Oneita Colorwear(R) brand names. Oneita's infantswear includes layette and playwear sold primarily under private labels. Activewear products are marketed to the imprinted sportswear industry and to retailers and infantswear products are marketed to major retailers.

     Historically, Oneita has achieved growth by building a brand name activewear and infantswear business with a high quality image. As a result of realigning its product mix to concentrate on these products, the Company's net sales of activewear increased from $37,400 in 1987 to $112,900 and $91,400 in 1997 and 1998, respectively, and net sales of infantswear increased from $14,200 in 1987 to $22,100 and $22,000 in 1997 and 1998, respectively.

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

     Oneita introduced sweatshirts in 1991 to its activewear line under the Oneita Power-Sweats label. The Company sells sweatshirts to the same customers to whom it sells T-shirts and believes that its ability to do so results in stronger relationships with such customers and the addition of new customers for both T-shirts and sweatshirts. In 1997, the ONEITA'S KIDS line was expanded with new styles of fleecewear and T-shirts.

     Historically, Oneita's business has been seasonal with respect to T-shirt sales to the extent that approximately 50% of annual T-shirt sales have been in the February through June period. Sweatshirts provide a seasonal balance for Oneita since its customers tend to stock higher levels of T-shirts in the spring and summer months and higher levels of sweatshirts in the fall and winter months.

     The Company sells activewear through in-house salespersons to approximately 270 customers located throughout the United States, including 34 distributors. The Company also sells activewear to distributors in Europe, Canada and the Pacific Rim. Such export sales accounted for approximately $2,000 of net sales in both 1997 and 1998.

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

     Oneita believes that it competes favorably in quality, price, customer service and availability of product. While in prior years, foreign competition did not have a material effect on the sale of activewear within the U. S. market, recent years have seen increases in the importation of T-shirts. In order to reduce inventory levels and in response to competitive market conditions, the Company reduced its selling prices by approximately 15% in 1996 and 10% in each of 1997 and 1998.

     During 1995, Oneita expanded its Power 50 Plus line (a premium T-shirt comprised of 60% cotton and 40% polyester), enhanced its "PFD" T-shirt collection (an all-cotton shirt that is re-dyed by customers) and also introduced a new T-shirt, the Power Rib-T. In 1996, the PFD program was further expanded by the offering of the Colorwear Collection, a garment-dyed assortment of both old and new styles in new colors. In 1997 the number of activewear product offerings were reduced due to competitive market conditions and in an effort to increase manufacturing efficiencies.

     Oneita manufactures and sells private label cotton and cotton blend layette and playwear for infants and toddlers. Layette is apparel for newborns while playwear is apparel for infants and toddlers up to 36 months of age. In 1986, Oneita began to manufacture and market higher priced infantswear under its own brand names. In fiscal 1997 and 1998, net sales of infantswear under the Company's own brand names accounted for less than 5% of its total infantswear sales.

     Oneita sells its private label infantswear to major department stores and major retail chain stores.

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

                                  MANUFACTURING

     The Company's strategy has been to decrease cost through operating its facilities at maximum capacity and, from time to time, using outside contractors to meet increased customer demand. In addition, the Company has an on-going program to modernize its manufacturing facilities through the addition of technologically-advanced equipment. Since 1993, the Company has added approximately $49,000 of technologically advanced machinery and equipment. These expenditures are intended to increase manufacturing efficiencies thereby reducing unit operating cost. Operations at the Company's new Fayette, Alabama Textile facility commenced in October 1996 and production at this facility currently is at 100% of capacity.

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

     The Company's six manufacturing facilities are located in South Carolina, Alabama, Jamaica and Mexico. In fiscal 1998, substantially all of the Company's T-shirts were sewn in facilities located in Jamaica and Mexico.

                            SALES TO MAJOR CUSTOMERS

           Net sales to the Company's ten largest customers for the year ended September 26, 1998 accounted for approximately 56% of the Company's total sales for such period. One customer, SanMar Corporation, a distributor of activewear for screen printing, accounted for approximately 16% of total net sales in fiscal 1998. Net sales to the Company's five largest activewear customers in fiscal 1998 accounted for approximately 36% of the Company's total net sales. Net sales to the Company's five largest infantswear customers for 1998 accounted for approximately 19% of the Company's total net sales.

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

     In November 1994, the United States Congress approved the North American Free Trade Agreement ("NAFTA"), which is intended to eliminate barriers to trade among the United States, Canada and Mexico over a ten year period. In December 1994, the Uruguay round of negotiations under the auspices of the General Agreement on Tariffs and Trade ("GATT") was concluded. GATT will require that quotas on apparel and textile products be phased out over a ten year period and tariffs on such products be reduced by approximately 11% over the same ten year period. The Company believes import competition will increase and accelerate as quotas are phased out.

     Over the last several years, the Company, as well as other domestic apparel manufacturers, moved much of its sewing operations offshore to reduce costs and compete with increased import competition that is resulting from the trade agreements mentioned above. In 1998 substantially all of the Company's T-shirts were sewn in its offshore plants. The Company believes that its 1998 consolidation of operations will combine low cost textile manufacturing in the United States with the sewing of most of its products offshore so that the Company can continue to be competitive.

                                  RAW MATERIALS

     The principal raw materials used in the Company's products are cotton and cotton-blend yarns. These yarns are readily available from numerous domestic and foreign suppliers. Market prices of cotton and cotton-blend yarns fluctuate from time to time. In previous years, the Company has purchased quantities of these yarns under supply contracts generally at fixed prices with various expiration dates. At September 26, 1998, the Company was not a party to any significant supply contracts for these cotton yarns; instead purchasing most of its current requirements within the spot market at favorable prices. The Company may enter into yarn contracts in 1999 depending on anticipated market prices. For the year ended September 26, 1998 the Company purchased approximately 43% of its yarn from Avondale Mills, Inc., the owner of 24.8% of the Company's Common Stock.

     Other raw materials, such as chemicals, dyes and packaging materials, are purchased on the open market. The sources and availability of these materials are believed to be adequate to meet present needs.

                                     BACKLOG

     The Company's backlog of unfilled orders was approximately $21,600 at September 26, 1998, compared with approximately $11,600 at September 27, 1997. The amount of unfilled orders at a particular time is affected by a number of factors. Accordingly, the amount of unfilled orders may not be indicative of eventual shipments. The Company expects to ship substantially all of its September 26, 1998 backlog of unfilled orders by September 30, 1999.

                             TRADEMARKS AND LICENSES

     The Company has registered the Oneita Power-T(R), Oneita Power 50 Plus(R), ONEITA'S KIDS(R) and Oneita Power-Sweats(R) trademarks and certain other trademarks. The expiration dates of these trademarks range from July 2006 to December 2008. The loss of certain of these trademarks would have a material adverse effect upon the Company's business.

                                    EMPLOYEES

     At September 26, 1998, the Company had approximately 2,350 full time employees. Approximately 130 of the Company's manufacturing employees are covered by a collective bargaining agreement with the Union of Needletraders, Industrial and Textile Employees. The agreement which expired in October 1998 has been extended and the Company and its union are engaged in discussions to renew the agreement for an additional three years.

      The Company considers its employee relations to be satisfactory.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

At September 26, 1998, the executive officers of the Company were as follows:

                                        Served as
                                        Officer
Name                             Age    Since     Positions and Offices
-----------------------------------------------------------------------------------------------
C. Michael Billingsley           47      1996     President and Chief Executive Officer
William H. Boyd                  51      1986     Vice President - Administration and Treasurer
Edward I. Kramer                 64      1986     Secretary



ITEM TWO - PROPERTIES (Dollars in thousands)

     As of September 26, 1998, the Company occupied approximately 1,082 square feet of manufacturing, general office and warehouse space at its facilities in Alabama, Georgia, New York, South Carolina, Jamaica and Mexico. Approximately 509 square feet are under real estate leases with aggregate minimum annual rental commitments of approximately $1,611. Set forth below is a summary of the facilities owned or leased by the Company.

Location                                      Primary Use                          Square Feet
------------------------------------------------------------------------------------------------
Charleston, SC                                Administrative Offices                16,000   (a)
Andrews, SC                                   Manufacturing                        176,000
Atlanta, GA                                   Distribution                         412,000   (b)
Cullman, AL                                   Manufacturing/Distribution           177,000
Fayette, AL                                   Manufacturing                        220,000
Juarez, Mexico                                Manufacturing                         28,000   (c)
Montego Bay, Jamaica (2 locations)            Manufacturing                         49,000   (d)
New York, NY                                  Sales and Marketing                    4,000   (e)

----------------

(a) Premises are leased through September 1, 1999 at an annual rental of $263 per year. The Company has an option to renew for two additional five (5) year periods.

(b) Premises are leased through November 1999 at an annual rental of $964 per year.

(c) Premises are leased through October 1, 1999 at an annual rental of $144. The Company has an option to purchase the premises for $900, or it may renew the lease at the end of the lease term.

(d) Premises are leased through November 30, 2002 and June 30, 2000 at annual rentals of $35 and $110, respectively.

(e)  Premises are leased through April, 2000 at an annual rental of $95.

----------------

       The Company believes that its facilities and equipment are well maintained and are sufficient to meet current production levels and that its facilities are sufficient to meet anticipated sales and growth through 1999.

ITEM THREE - LEGAL PROCEEDINGS

     On January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code.

     The Company is not a party to any other material pending legal proceedings.

ITEM FOUR - SUBMISSION OF MATTER TO A VOTE OF THE SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM FIVE - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock has traded on the NASDAQ Electronic Bulletin Board under the symbol "ONETQ" since January 21, 1998. Prior to January 21, 1998 the Company's Common Stock was traded on the New York Stock Exchange under the symbol "ONA". As of November 30, 1998, there were approximately 100 holders of record of the Company's Common Stock. The following table shows for the periods indicated the quarterly range in the high and low sales prices for these securities.

                                  1998                     1997
                                  ----                     ----
                            High          Low         High         Low
Fiscal Period :
     First Quarter ......  $0.688       $0.250       $4.250       $1.250
     Second Quarter .....   0.270        0.031        2.250        1.250
     Third Quarter ......   0.750        0.220        1.500        0.375
     Fourth Quarter .....   0.450        0.150        1.625        0.375

     No cash dividends have been paid since the Company's initial public offering. See Note 3 to "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM SIX - SELECTED FINANCIAL DATA (In thousands, except per share amounts)

                                              1998             1997             1996             1995            1994
                                            ----------------------------------------------------------------------------
Operations :
Net sales ...........................       $ 113,376        $ 135,006        $ 168,346        $ 175,036       $ 193,459
Cost of goods sold ..................         122,962          139,303          192,094          146,820         166,051
Interest expense, net ...............           3,253            7,863            7,001            3,006           3,868
(Loss) income before income taxes ...         (40,373)         (40,656)         (56,632)           4,372          (6,794)
Income taxes ........................               0                0           (2,939)           1,552              27
Net (loss) income ...................         (40,373)         (40,656)         (53,693)           2,820          (6,821)

Financial data :
Inventories .........................       $  26,184        $  31,214        $  43,883        $  79,968       $  44,720
Accounts receivable .................          10,185           17,200           25,675           29,438          35,757
Depreciation, amortization and
   goodwill writeoff (see note below)           5,300            6,974            5,886            4,649          11,443
Working capital .....................         (62,395)         (42,595)         (13,582)          72,904          60,885
Longterm debt and
  capital lease obligations .........             717            2,032            3,125           37,404          17,133
Shareholders' equity (deficiency) ...         (49,115)          (8,742)          37,743           77,840          76,022
Total assets ........................          51,851           86,977          129,525          165,017         120,917

Common Stock data :
Net (loss) income per share .........       $   (4,41)       $   (4.44)       $   (7.58)       $     .40       $    (.98)
Book value per share ................       $   (5.37)       $   (0.96)       $    3.49        $   11.32       $   10.92

Number of common
      shares outstanding ............           9,149            9,149            9,149            6,879           6,961

     Net loss for fiscal 1998 includes an impairment loss of $16,992. See Note 8 to the Company's financial statements for the fiscal year ended September 26, 1998.

     Net loss for fiscal 1998, 1997, 1996, 1995 and 1994 includes after-tax amounts of $(1,900), $15,282, $6,229, $2,519 and $4,700, respectively, for restructuring charges (credits) as described in Note 9 to the Company's financial statements for the fiscal year ended September 26, 1998. See Note 1 to the Company's financial statements for the fiscal year ended September 26, 1998.

ITEM SEVEN - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except share and per share amounts)

                              RESULTS OF OPERATIONS

1998 Compared 1997

     Net sales of the Company for the year ended September 26, 1998 were $113,400 as compared to $135,000 in the prior year, a decrease of $21,600 or 16.0% . $10,600 of the sales decrease was attributable to lower units sold as a result of high inventory balances in customers' warehouses and increased competition in the marketplace. Lower unit selling prices further reduced sales by $10,990 and were caused by continued production overcapacity in the industry and lower priced imports.

     Gross loss for 1998 increased $5,300 primarily due to reduced revenues of $10,990 attributable to decreased sales prices mentioned above offset by lower raw material prices of $1,800 and improved manufacturing efficiencies and cost reductions of $3,890. Gross profit, as a percentage of net sales, decreased to (8.5)% compared to (3.2)% in the prior year. Market pressures that resulted in reduced sales volumes and prices and operating losses during the year ended September 26, 1998 are continuing in fiscal 1999.

     Selling, general and administrative expenses for 1998 decreased $2,831 or 23.6% from 1997 due primarily to reduced advertising expense.

     Interest expense, net of interest income, was $3,253 compared to $7,862 for last year. The decrease was due to interest not accruing since January 23, 1998, the date of the Company's Chapter 11 filing (more fully discussed below), on $70,654 of debt subject to restructuring.

     Net loss for fiscal year 1998 was $40,373 compared to $40,656 for fiscal year 1997. Included in the net loss for 1998 were asset impairment losses totaling $16,992 discussed below. Included in the net loss for 1997 were restructuring costs totaling $15,282 related to the consolidation discussed below.

     Financial Accounting Standard No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Because negative earnings before interest, depreciation and amortization caused by adverse market conditions has continued into fiscal year 1999, and because of various alternative strategies being considered by the Company, including the possible sale of the Company, an impairment loss of $16,992 was recorded in the fourth fiscal quarter of 1998. This represents the write down of property, plant and equipment of $16,300 and the write-off of goodwill and other intangibles of $692.

     In September 1997, the Company announced a plan to consolidate certain of its operations in order to lower its costs and make its operations more efficient. The consolidation involved the closing of one facility, the write down to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities.

1997 Compared 1996

     Net sales of the Company for the year ended September 27, 1997 were $135,000 as compared to $168,300 in the prior year, a decrease of $33,300 or 19.8% . $21,500 of the sales decrease was attributable to lower units sold as a result of high inventory balances in customers' warehouses and increased competition in the marketplace. Lower unit selling prices further reduced sales by $11,800 and were caused by production overcapacity in the industry and lower priced imports.

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

     Selling, general and administrative expenses for 1997 decreased $6,400 or 32.8% from 1996 due primarily to reductions in the Company's administrative and supervisory staff.

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

                         LIQUIDITY AND CAPITAL RESOURCES

       The Company had a working capital deficit of $62,395 at September 26, 1998 compared to a deficit of $42,595 at September 27, 1997. This change was caused primarily by reductions in accounts receivable and inventories and by $9,990 of borrowings under a debtor-in-possession facility.

       The Company had a decrease in cash of $1,000 for fiscal 1998 compared to a decrease in cash of $7,481 last year. Cash used in operating activities for fiscal 1998 was $9,045 compared to $2,219 last year. The primary components of cash provided by operating activities for both periods were decreases in receivables and inventories as well as the adjustment for depreciation and amortization offset by net losses in both periods. During the year ended September 26, 1998, the Company paid and charged $3,929 to the consolidation reserve (see Note 8).

       Cash used in investing activities for fiscal 1998 consisted mostly of capital expenditures of $955.

       At September 26 1998, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Robert M. Gintel. Mr. Gintel resigned as Chairman of the Board and as a director of the Company on August 8, 1997. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, have been classified as current liabilities. On December 31, 1998, the Company reached an agreement with Robert Gintel pursuant to which Mr. Gintel assigned for the sum of three dollars his subordinated notes and unexpired warrants to Oneita Mexicana S.A. de C.V., a wholly owned subsidiary of the Company.

       On January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code, together with a Plan of Reorganization seeking to implement a debt restructuring with its lenders and a Disclosure Statement. Subsequently, an Amended Plan of Reorganization ("Amended Plan")and an Amended Disclosure Statement were filed in the Chapter 11 case. Pursuant to the Amended Plan, the restructured obligations, which aggregate $70,654, plus accrued interest and fees, were expected to be exchanged for; 1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company. Interest on these obligations from January 23 through September 26, 1998 totaling $5,445 has not been accrued and was not payable under the Amended Plan due to the Chapter 11 case. The Company believes that any claim asserted by the holders of these obligations for interest after January 23, 1998 will not be allowed in the bankruptcy case. Prior to the commencement of the Chapter 11 case, the holders of the debt mentioned above entered into agreements with the Company agreeing, among other things, to cooperate with the Company in implementing the Amended Plan and delivered ballots voting in favor of the Amended Plan. In March 1998 the Amended Disclosure Statement was approved by the Bankruptcy Court, however, the Company is unable to implement the Amended Plan due to a lack of available working capital. Pursuant to the terms of the agreements entered into with the holders of certain indebtedness, such parties are no longer required to cooperate in implementing the Amended Plan which now has been abandoned.

       On December 7, 1998, the Bankruptcy Court granted a motion extending the time period through February 18,1999 during which only the Company may file a Plan of Reorganization. The Company has reached an agreement with the current holders of the indebtedness under its long term revolving credit agreement and the loan agreement with its institutional lender ( the "Prepetition Lender Group" ) pursuant to which the Prepetition Lender Group may at any time after December 17, 1998 file a plan of reorganization so long as such plan is supported by a majority of the Prepetition Lender Group holding at least two-thirds in dollar amount of the aggregate claims under the long term revolving credit agreement and the loan agreement with the institutional lender.

     The Company had previously obtained permission from the Bankruptcy Court to continue to pay most pre-petition claims held by trade creditors in order to avoid any disruption in its business. In addition, the Company had previously obtained authority from the Bankruptcy Court to continue to use cash collateral pursuant to a stipulation and to borrow up to $10,000 from Foothill Capital Corp. under a Debtor-in-Possession Facility. The Debtor-in-Possession Facility, which matures on February 2, 1999, is secured by a pledge of certain property, plant and equipment. The Company has requested from Foothill Capital Corp. a 90 day extension of the facility; however, there is no indication that such an extension will be granted. The Company had obtained a commitment from Foothill Capital Corp., subject to certain conditions, for a new revolving credit facility pursuant to which financing would have been available upon emergence from the Chapter 11 case. However, such commitment expired as the Amended Plan was not implemented on or before July 31, 1998.

     In light of the foregoing, there can be no assurance that a Plan of Reorganization will be confirmed.

     The Company's liquidity requirements in the Chapter 11 case which are anticipated to consist primarily of capital expenditures and working capital requirements are expected to be financed by the use of cash collateral and its Debtor-in Possession Facility. At September 26, 1998 the Debtor-in Possession Facility was fully borrowed. Upon any emergence from the Chapter 11 case, the Company's liquidity requirements are expected to be financed from operating cash flow and a new facility principally secured by its accounts receivable and inventory; however, no assurance can be given that such financing will be available or sufficient. A number of strategies, including liquidation of the Company, sale of the Company and a financial restructuring of the Company have been (and continue to be) evaluated by the Company's management and board of directors. In December 1998, the board of directors authorized management and its advisors to pursue a sale of the Company. The opinion of the Company's independent public accountants covering the financial statements for the year ended September 26, 1998 includes a paragraph describing the auditor's substantial doubt about the Company's ability to continue as a going concern.

                              YEAR 2000 COMPLIANCE

     Management has initiated a plan to prepare the Company's computer systems and applications for the Year 2000. The Company expects that it will replace most of its current non-compliant software by purchasing new integrated software developed primarily for the textile/apparel industry and that it will be 75% compliant by June 30, 1999 and 100% compliant by September 30, 1999. As of September 26, 1998 the Company has spent approximately $100 on the Year 2000 compliance issue and expects total cost to be approximately $600, which the Company expects to fund out of current operating funds in its fiscal year 1999.

     The Company has no contingency plan to operate in the event that its business systems are not Year 2000 Compliant. The status will be evaluated in August 1999 to determine whether such a plan is necessary.

                              EFFECTS OF INFLATION

     The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its sales and profitability.

                           FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact included in this report regarding the Company's financial position, business strategy, Year 2000 Compliance, and the plans and objectives of the Company's management for the future operations, are forward-looking statements. When used herein, words such as "anticipate," "believe," "estimate," "expect," intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization and trade difficulties and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

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

Jack R. Altherr, Jr.(2)(3)(4)   Meyer A. Gross(1)(3)      H. Varnell Moore(1)(4)
C. Michael Billingsley(4)       John G. Hudson(1)(4)      Lewis Rubin(2)(3)
G. Stephen Felker(1)

(1)  Member of Compensation Committee.
(2)  Member of Nominating Committee.
(3)  Member of Audit Committee.
(4)  Member of Executive Committee.

PRINCIPAL OCCUPATION OF DIRECTORS

     MR. JACK R. ALTHERR, JR. (49), a director of the Company since February 1996, has been Vice Chairman of Avondale Incorporated and of Avondale Mills, Inc. since May 1996, and Chief Financial Officer since October 1988 and Director since 1993 of Avondale Mills, Inc. In addition, Mr. Altherr served in various administrative and financial positions with Avondale Mills, Inc. from July 1982 to October 1988. See "Certain Transactions".

     MR. C. MICHAEL BILLINGSLEY (47), a director of the Company since March 1996, has been President and Chief Executive Officer of the Company since March 1996. Prior to joining the Company, from July 1990 to March 1996, Mr. Billingsley was Corporate Vice President of Avondale Mills, Inc. and President of Avondale Yarns. See "Certain Transactions".

     MR. G. STEPHEN FELKER (47), a director of the Company since August 1996, has been Chairman of the Board and Chief Executive Officer since 1986 and President since 1995 of Avondale Mills, Inc., and President and Chief Executive Officer since 1980 and Chairman of the Board since 1992 of Avondale Incorporated. Mr. Felker is also a director of Wachovia Bank of Georgia. See "Certain Transactions".

     MR. MEYER A. GROSS (62), a director of the Company since June 1988, has been a practicing attorney in the State of New York since 1961 and, since 1985 has been a partner in the law firm of Schweitzer Cornman Gross & Bondell LLP and its predecessor firms, intellectual property counsel to the Company.

     MR. JOHN G. HUDSON (73), a director of the Company since December 1990. Mr. Hudson is also a director of West Point Stevens, Inc.

     MR. H. VARNELL MOORE (62), a director of the Company since November 1994, was President, Chief Executive Officer and a director of Woolrich, Inc., a manufacturer of outdoor wear, from July 1993 through May 1996. For more than three years prior thereto, he was President of Wrangler, a division of VF Corporation, a manufacturer of sportswear and other apparel.

     MR. LEWIS RUBIN (61), a director of the Company since October 1993, has been President, Chief Executive Officer and a director of XTRA Corporation, a transportation equipment leasing company, since April 1990.

OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

NAME                                 OFFICE HELD

C. Michael Billingsley ...........   President and Chief Executive Officer
William H. Boyd ..................   Vice President-Administration and Treasurer
Edward I. Kramer .................   Secretary

     MR. WILLIAM H. BOYD (51), Vice President-Administration since January 1986 and Treasurer since September 1994, has been employed by the Company in various accounting and financial positions since August 1982.

     MR. EDWARD L. KRAMER (64), has been a practicing attorney in the State of New York since 1960, and is a member of the law firm of Blau, Kramer, Wactlar & Lieberman, P.C., counsel to the Company. Mr. Kramer was appointed Secretary in August 1988. See "Certain Transactions".

ITEM ELEVEN - EXECUTIVE COMPENSATION
(In thousands, except share and per share amounts)

     The following table sets forth the annual and long-term compensation with respect to the Chief Executive Officer and one other executive officer whose total annual salary and bonus equaled or exceeded $100 for services rendered for the fiscal years ended September 26, 1998, September 27, 1997 and September 28, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                           ANNUAL COMPENSATION (1)           STOCK
                                       FISCAL                                OPTION       ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR         SALARY      BONUS       AWARDS #    COMPENSATION (2)
---------------------------            ----         ------      -----       --------    ----------------
C. Michael Billingsley..............    1998          $300     $  --           --           $  1.8
  Chief Executive Officer               1997           300        50        120,000            1.2
                                        1996           156        50           --               .6

William H. Boyd.....................    1998          $108        --           --           $  1.4
  Vice President, Treasurer             1997           108        --          5,000            1.4
                                        1996           108        --           --              1.5

(1) No Other Annual Compensation is shown because the amounts of perquisites and other non-cash benefits provided by the Company do not exceed the lesser of $50.0 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer

(2) All Other Compensation includes (a) for fiscal 1998, $1.2 and $0.8 of premiums paid by the Company in respect of term life insurance policies on each of Messrs. Billingsley and Boyd, and $0.6 contributed by the Company to Messrs. Billingsley and Boyd's account pursuant to the Company's 401(k) Savings Plan, (b) for fiscal 1997, $1.2 and $0.8 of premiums paid by the Company in respect of term life insurance policies on each of Messrs. Billingsley and Boyd, and $0.6 contributed by the Company to Mr. Boyd's account pursuant to the Company's 401(k) Savings Plan, and (c) for fiscal 1996, $0.6 and $0.8 of premiums paid by the Company in respect of term life insurance policies on each of Messrs. Billingsley and Boyd, and $0.7 contributed by the Company to Mr. Boyd's account pursuant to the Company's 401(k) Savings Plan.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     There were no stock options granted to executive officers during the year ended September 26, 1998.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION/SAR VALUES

     No stock options were exercised during fiscal 1998. The following table sets forth all unexercised stock option grants to the executive officers named in the "Summary Compensation Table" as of September 26, 1998.

                                                                                       VALUE OF UNEXERCISED
                                                                                            IN-THE-MONEY
                                 SHARES                    NUMBER OF UNEXERCISED             OPTIONS AT
                               ACQUIRED ON   VALUE       OPTIONS AT FISCAL YEAR-END       FISCAL YEAR-END (2)
NAME                            EXERCISE   REALIZED(1)  EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
----                            --------   -----------  -----------    -------------  -----------   -------------
C. Michael Billingsley .......    --           --         77,000          43,000          --             --
William H. Boyd  .............    --           --          7,500           2,500          --             --

(1) Values are calculated by subtracting the exercise price from the fair market value of the Common Stock as of the exercise date.

(2) Based upon the closing price of the Company's Common Stock of $0.15 on September 26, 1998.

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

     For the year ended September 26, 1998, approximately 13 employees were eligible to participate in the executive management incentive program. No amounts have been or will be paid under the executive management incentive program for the fiscal year ended September 26, 1998.

401(k) SAVINGS PLAN

     The Company sponsors a retirement plan (the 401(k) Savings Plan) intended to be qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age 21 who have completed at least 1,000 hours in their first year of employment by the Company are eligible to participate in the 401(k) Savings Plan. Employees may contribute to the 401(k) Savings Plan on a tax deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code ($10.0 in calendar 1998). The Company matches all employee contributions up to $0.5 per year per employee , and all Company contributions are fully vested. As of September 26, 1998, approximately 1,000 employees had elected to participate in the 401(k) Savings Plan. For the fiscal year ended September 26, 1998, the Company contribution is approximately $295.0 to the 401(k) Savings Plan, of which $0.6 was a contribution for each of Messrs. Billingsley and Boyd.

     Effective May 1, 1993, the Company's profit sharing plan was merged with and into the 401(k) Savings Plan, and now operates as part of the 401(k) Savings Plan. For each plan year, the Company contributes to the profit sharing component of the 401(k) Savings Plan an amount equal to the lesser of (a) $450.0
(b) the greater of (i) 3.765% of its net income, as defined, for the fiscal year ending during such plan year, or (ii) $120.0 (c) 15% of that year's participants' earnings plus any available carryover from prior years or (d) the maximum amount permitted by law based on available or accrued profits. Employees may also contribute one to ten percent (in whole multiples) of their earnings to the profit sharing component of the 401(k) Savings Plan, up to a maximum of (i) 25% of compensation for the plan year, or (ii) $30. All Company contributions are fully vested and are allocated to employees' accounts proportionally based on their respective earnings, up to a maximum of $20 per year per participant.

STOCK PLANS

     Stock Option Plan

     Under the Company's Stock Option Plan (the "Plan"), key employees, directors and officers may be granted options to purchase an aggregate of 514,652 shares of the Company's Common Stock. The term "key employees" includes employees whose judgment, initiative and efforts are deemed valuable for the successful conduct and development of the Company's business. The Plan is administered by the Compensation Committee (the "Committee"), consisting of at least three members of the Board of Directors. The Committee, subject to provisions in the Plan, will designate, in its discretion, which persons are to be granted options, the number of shares subject to each option, the number of options to be granted and the period of each option. Each recipient must be an employee of the Company at the time of grant and throughout the period ending on the day three months before the date of exercise. Under the terms of the Plan, the exercise price of the shares subject to each option granted will be not less than 100% of the fair market value at the date of grant, or 110% of such fair market value for options granted to any employee or director who own stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company. Adjustments will be made to the purchase price in the event of stock dividends, corporate reorganizations, or similar events. During fiscal 1998, no options were granted under the Plan. As of September 26, 1998, options to purchase 61,200 shares were exercisable and options to purchase 215,881 shares have been exercised.

     Non-Qualified Stock Option Plan

     In February 1990, the Company's stockholders approved a Non-Qualified Stock Option Plan (the "Non-Qualified Plan") which covers 453,876 shares of the Company's Common Stock. The options become exercisable in installments as determined at the time of grant by the Board of Directors. During fiscal 1998, no options were granted under the Non-Qualified Plan. As of September 26, 1998, options to purchase 64,200 shares were exercisable, and 57,040 options have been exercised.

     Outside Director Stock Option Plan

     In February 1995, the Company's stockholders approved an Outside Director Stock Option Plan (the "Director Plan") which covers 60,000 shares of the Company's Common Stock and became effective November 15, 1994. All directors of the Company who are not employees of the Company, of which there are presently six (6), are eligible to participate in the Director Plan. The Director Plan is administered by the Board of Directors. Under the Director Plan, each non-employee director annually is granted options to purchase 2,000 shares of Common Stock at a price equal to the fair market value on the date of grant. During fiscal 1998, no options were granted under the Director Plan.

     Employee Stock Purchase Plan

     In February 1996, the Company's stockholders approved an Employee Stock Purchase Plan (the "Stock Purchase Plan") which makes available 250,000 shares of the Company's Common Stock for purchase by eligible employees of the Company and certain of its subsidiaries. An eligible employee may elect to participate in the Stock Purchase Plan by authorizing limited payroll deductions to be applied to the purchase of Common Stock. As of September 26, 1998, the Stock Purchase Plan had not yet been implemented.

ITEM TWELVE -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of November 30, 1998 certain information with regard to ownership of the Company's Common Stock by, (i) each beneficial owner of 5% of more of the Company's Common Stock, based on reports filed with the Securities and Exchange Commission; (ii) each director and each executive officer named in the "Summary Compensation Table"; and (iii) all executive officers and directors of the Company as a group:

                                                                   SHARES OF
     NAME AND ADDRESS                                             COMMON STOCK                PERCENT OF
     OF BENEFICIAL OWNER                                         BENEFICIALLY OWNED            CLASS (1)

     Avondale Mills, Inc. (2)..............................            2,270,833                 24.2%
     Meyer A. Gross........................................               10,000       (3)        -
     John G. Hudson........................................               34,500       (4)        -
     H. Varnell Moore......................................                9,500       (4)        -
     Lewis Rubin...........................................               27,500       (4)        -
     C. Michael Billingsley................................               82,250       (5)        -
     Jack R. Altherr, Jr...................................                4,000   (6) (8)        -
     G. Stephen Felker.....................................               20,500   (7) (8)        -
     William H. Boyd.......................................               11,658       (9)        -
     Directors and officers as a group (9 persons).........              199,908      (10)        2.1%

(1) Unless otherwise indicated, (a) no director beneficially owns more than 1% of the Company's Common Stock; and (b) ownership represents sole voting and investment power.

(2)  The address for Avondale Mills, Inc. is P.O. Box 1109, Monroe, Georgia
     30655

(3) Includes options exercisable within sixty (60) days of September 26, 1998 for 3,000 shares under the Company's Non-Qualified Stock Option Plan and 6,000 shares under the Company's Outside Director Stock Option Plan.

(4) Includes options exercisable within sixty (60) days of September 26, 1998 for 9,500 shares under the Company's Outside Director Stock Option Plan.

(5) Includes options exercisable within sixty (60) days of September 26, 1998 for 38,500 shares under each of the Company's Stock Option Plan and Non-Qualified Stock Option Plan.

(6) Represents options exercisable within sixty (60) days of September 26, 1998 for 4,000 shares of the Company's Common Stock under the Company's Outside Director Stock Option Plan.

(7) Represents options exercisable within sixty (60) days of September 26, 1998 for 2,000 shares of the Company's Common Stock under the Company's Outside Director Stock Option Plan.

(8) Does not include 2,270,833 shares of Common Stock owned of record by Avondale Mills, Inc. of which Messrs. Altherr and Felker are executive officers and directors and thus may share certain voting, investment and dispositive powers.

(9) Includes options exercisable within sixty (60) days of September 26, 1998 for 3,750 shares of the Company's Common Stock under each of the Company's Stock Option Plan and Non-Qualified Stock Option Plan.

(10) Includes options exercisable within sixty (60) days of September 26, 1998 for an aggregate of 42,250 shares of the Company's Common Stock under the Company's Stock Option Plan, 45,250 shares under the Company's Non-Qualified Stock Option Plan, and 40,500 shares under the Company's Outside Director Stock Option Plan.

ITEM THIRTEEN - CERTAIN TRANSACTIONS
(Dollars in thousands, except per share amounts)

     In January 1996, the Company issued 10% subordinated notes to Avondale Mills, Inc. and Robert M. Gintel in the aggregate principal amount of $15,000 maturing February 26, 1999, concurrently with the funding of the Company's new bank credit facility. In August 1996, the note issued to Avondale Mills, Inc., in the principal amount of $7,500, along with accrued interest thereon, was converted into 2,270,833 shares of Common Stock of the Company at a rate of $3.50 principal amount of notes per share of Common Stock in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2)thereof. The remaining notes payable to Mr. Gintel are subordinated to the Company's bank debt and certain other senior debt. The proceeds from issuance of the subordinated notes have been used for working capital and capital expenditures. During fiscal 1996, the Company determined not to proceed with a proposed rights offering of Common Stock which had been intended to repay the subordinated notes issued to Avondale Mills Inc. and 50% of the subordinated notes payable to Mr. Gintel. In addition, in connection with the issuance of one of the notes to Robert M. Gintel, the Company issued to Robert M. Gintel a warrant to purchase up to 125,000 shares of Common Stock at $7.00 per share. The issuance of such warrant was approved by stockholders of the Company in February 1996.

     During fiscal 1998, the Company made purchases totaling approximately $16,300 of yarn and other raw materials from Avondale Mills, Inc. Messrs. Altherr, Jr. and Felker are directors of the Company and are directors and executive officers of Avondale Mills, Inc. C. Michael Billingsley, the Company's President and Chief Executive Officer, is a former executive officer of Avondale Mills, Inc. John G. Hudson, a director of the Company, is a former President and Chief Operating Officer of Avondale Mills, Inc. See "Security Ownership", "Principal Occupations of Directors".

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors consisted during fiscal 1998 of Messrs. Hudson (Chairman), Gross, and Moore.

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

     From time to time, the Compensation Committee utilizes the services of independent consultants to perform analyses and to make recommendations to the Committee relative to executive compensation matters. No compensation consultant is paid on a retainer basis and none such services were utilized during fiscal 1998.

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

     For fiscal 1998, no bonuses were paid or will be paid pursuant to the Company's executive management incentive program because none of the financial targets thereunder were achieved. Under that plan, target awards for such officers ranging from 20% to 50% of the participant's salary at year end were payable depending upon the level of the Company's operating income (or in the case of certain officers who had management responsibility for one of the Company's operating groups, depending in part on the performance of such individual and his operating group). Under the terms of this plan, no incentive bonus was payable to an executive officer unless a specified level of the Company's operating income or the operating group's or individual's performance target, as the case may be, was achieved. The plan was designed in such a way as to disproportionately increase or decrease a participant's incentive bonus in the event that actual results exceed or fall short, respectively, of targeted levels.

     Stock options are granted to key employees, including the Company's executive officers, by the Compensation Committee under the Plan and the Non-Qualified Plan. Among the Company's executive officers, the number of shares subject to options granted to each individual generally depends upon his or her base salary and the level of that officer's management responsibility. The largest grants are awarded to the officers who, in the view of the Compensation Committee, have the greatest potential impact on the Company's profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year. For fiscal 1998, no stock options were granted pursuant to the Plan and the Non-Qualified Plan.

COMPENSATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER

     For fiscal 1998, Mr. C. Michael Billingsley, the Company's President and Chief Executive Officer, received a base salary at the annual rate of $300. Such compensation was approved by the Compensation Committee, taking into account, among other things, the existing compensation structure for the prior chief executive officer of the Company.

                                                      The Compensation Committee

                                                      John G. Hudson, Chairman
                                                       Meyer A. Gross
                                                      H. Varnell Moore

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section (16)a of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and the NYSE. Based solely upon the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 1998.

                            COMPANY STOCK PERFORMANCE

     The following graph sets forth the cumulative total stockholder return to the Company's stockholders during the five year period ended September 26, 1998, as well as two overall stock market indices, the S&P 500 Index and the Russell 2000 as well as the Company's peer group index (S&P Textiles (Apparel)):

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
              AMONG ONEITA INDUSTRIES, INC., THE S&P 500 INDEX, THE
             RUSSELL 2000 INDEX AND THE S&P TEXTILES (APPAREL) INDEX

             DATE           ONEITA INDUSTRIES, INC.     S&P 500       RUSSELL 2000         S&P TEXTILES
                                                                                             (APPAREL)
             9/93                       $100              $100            $100                 $100
             9/94                        169               103             102                  109
             9/95                        130               134             126                  106
             9/96                         61               161             143                  145
             9/97                          9               227             190                  157
             9/98                          2               247             157                  106


-----------
*$100 invested on September 30, 1993 in Stock or Index--Including reinvestment of dividends. Fiscal years ending September.

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

        10.9 Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)

        10.10 Note Purchase Agreement dated as of December 28, 1995 among Registrant, Robert M. Gintel and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.24 of Annual Report on Form 10-K for the year ended September 30, 1995)

        10.11 Agreement dated August 15, 1996 (related to note conversion) between Registrant and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.17 of Annual Report on Form 10-K for the year ended September 28, 1996)

        11      Computation of Earnings Per Share *

        22 The following lists the Company's significant subsidiaries, all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary have been omitted.

                Name of Subsidiary                Jurisdiction of Incorporation
                ------------------                -----------------------------
                Oneita - Strathleven Limited      Jamaica
                Oneita Freeport Limited           Jamaica
                Oneita Mexicana S. A. de C.V.     Mexico

        23      Consent of Arthur Andersen LLP *

        27      Financial Data Schedule *

        *       Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December, 1998.

                                          Oneita Industries, Inc.

                                          By: /s/ C. Michael Billingsley
                                          -------------------------------------
                                          C. Michael Billingsley
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 22, 1998 by the following persons in the capacities indicated:

Signatures                                 Title

/s/ C. Michael Billingsley                 President and Chief Executive Officer
--------------------------
C. Michael Billingsley

/s/ William H. Boyd                        Vice President and Treasurer
-------------------                        (Principal Accounting Officer)
William H. Boyd

/s/ Jack R. Altherr, Jr.                   Director
------------------------
Jack R. Altherr, Jr.

/s/ G. Stephen Felker                      Director
---------------------
G. Stephen Felker

/s/ Meyer A. Gross                         Director
------------------
Meyer A. Gross

                                           Director
------------------
John G. Hudson

/s/ H. Varnell Moore                       Director
--------------------
H. Varnell Moore

/s/ Lewis Rubin                            Director
---------------
Lewis Rubin

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


ONEITA INDUSTRIES, INC.

(Information required by Part III, Item 8 of Form 10-K)



                                                                                                Page
                                                                                                ----
Report of Independent Public Accountants                                                         F-2

FINANCIAL STATEMENTS

Consolidated balance sheets - September 26, 1998 and September 27, 1997                          F-4
Consolidated statements of operations for the three years ended September 26, 1998               F-5
Consolidated statements of cash flows for the three years ended September 26, 1998               F-6
Consolidated statements of shareholders' equity for the three years ended September 26, 1998     F-7
Notes to consolidated financial statements                                                       F-8

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts                                                 F-19


Other schedules are omitted as they are not applicable or not required under the rules of Regulation S-X.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oneita Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of Oneita Industries, Inc. (a Delaware corporation) and subsidiaries as of September 26, 1998 and September 27, 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended September 26, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oneita Industries, Inc. and subsidiaries as of September 26, 1998 and September 27, 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 26, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred significant losses during each of the last three years and unaudited interim information indicates that losses are continuing for fiscal 1999. As discussed in Note 1 to the accompanying consolidated financial statements, on January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code, together with a Plan of Reorganization seeking to implement a debt restructuring with its lenders and a Disclosure Statement. Subsequently, an Amended Plan of Reorganization ("Amended Plan") and an Amended Disclosure Statement were filed in the Chapter 11 case. In March 1998 the Amended Disclosure Statement was approved by the Bankruptcy Court, however, the Company is unable to implement the Amended Plan due to a lack of available working capital and the Amended
Plan has been abandoned. As discussed in Note 3 to the accompanying consolidated financial statements, the Company obtained permission from the Bankruptcy Court to borrow up to $10,000 under a debtor-in-possession facility which is secured by a pledge of certain property, plant and equipment and includes covenants relating to minimum operating results and maximum capital expenditures. Unaudited interim financial information indicated the Company is not in compliance with the minimum operating results requirement. Also the Company is not in compliance with certain terms of its long-term revolving credit agreement and a loan agreement with an institutional lender. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. As described in Note 1, the results of a number of alternative strategies including liquidation of the Company, sale of the Company and a financial restructuring of the Company have been (and continue to be) evaluated by the Company's management and board of directors. In December 1998, the board of directors authorized management and its advisors to pursue a sale of the Company. As a result of the authorizations and evaluations, the Company has reduced the recorded values of its property, plant and equipment and certain intangibles as of September 26, 1998 by $16,992 to reflect estimated realizable amounts. The Company has not adopted a formal plan of liquidation and there are strategies available that would allow the Company to continue to operate, therefore, the financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

                                               ARTHUR ANDERSEN LLP

Columbia, South Carolina,
December 22, 1998.

                           CONSOLIDATED BALANCE SHEETS


ONEITA INDUSTRIES, INC.

                                                               September 26,         September 27,
                                                                  1998                   1997
                                                               -------------         -------------
                                                               (In thousands, except share amounts)

ASSETS
Current Assets:
  Cash and cash equivalents ...............................      $     656             $   1,654
  Accounts receivable, less allowance for doubtful accounts
       of $879 in 1998 and $836 in 1997 ...................         10,185                17,200
  Inventories .............................................         26,184                31,214
  Prepaid expenses and other current assets ...............            829                 1,024
                                                                 ---------             ---------
       Total current assets ...............................         37,854                51,092
Property, plant and equipment, at cost, net of depreciation
      and amortization (Note 8)............................         12,268                32,733
Deferred charges and other assets .........................          1,729                 3,152
                                                                 ---------             ---------
                                                                 $  51,851             $  86,977
                                                                 =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Note payable ............................................      $   9,990             $    --
  Long-term debt in default classified as current .........         70,654                70,654
  Current portion of capital lease obligations ............          1,314                 1,405
  Accounts payable ........................................          6,827                 4,117
  Accrued liabilities .....................................         11,464                17,511
                                                                 ---------             ---------
        Total current liabilities .........................        100,249                93,687

Capital lease obligations .................................            717                 2,032
Commitments and contingencies (Note 10)
Shareholders' Equity :
    Preferred Stock, $1.00 par value, 2,000,000 shares
          authorized, none issued .........................           --                    --
    Common Stock, $.25 par value, 15,000,000  authorized
           shares, 9,149,339 shares outstanding ...........          2,287                 2,287
    Capital in excess of par value ........................         75,420                75,420
    Accumulated deficit ...................................       (126,822)              (86,449)
                                                                 ---------             ---------
                                                                   (49,115)               (8,742)
                                                                 ---------             ---------
                                                                 $  51,851             $  86,977
                                                                 =========             =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


ONEITA INDUSTRIES, INC.


                                                                           Years Ended
                                                          ----------------------------------------------
                                                          Sept. 26, 1998  Sept. 27, 1997  Sept. 28, 1996
                                                          --------------  --------------  --------------
                                                             (In thousands, except per share amounts)
Net sales .............................................      $ 113,376       $ 135,006       $ 168,346

Cost of goods sold ....................................        122,962         139,303         192,094
                                                             ---------       ---------       ---------

Gross loss ............................................         (9,586)         (4,297)        (23,748)

Selling, general and administrative expenses ..........          9,186          12,017          19,654

Asset impairment loss (Note 8).........................         16,922               0               0

Consolidation charges (credits) (Note 9)...............         (1,900)         15,282           6,229
                                                             ---------       ---------       ---------

Loss from operations ..................................        (33,864)        (31,596)        (49,631)


Other expense:

    Reorganization expense ............................          3,256           1,197               0

    Interest expense, net of interest income of $252 in
       1998, $395 in 1997 and $424 in 1996 (contractual
       interest in 1998 was $8,698, see note 1) .......          3,253           7,863           7,001
                                                             ---------       ---------       ---------

Loss before income taxes ..............................        (40,373)        (40,656)        (56,632)
                                                             ---------       ---------       ---------

Benefit for income taxes :

    State and local ...................................              0               0            (270)

    Federal ...........................................              0               0          (2,669)
                                                             ---------       ---------       ---------

                                                                     0               0          (2,939)
                                                             ---------       ---------       ---------

Net loss ..............................................      $ (40,373)      $ (40,656)      $ (53,693)
                                                             =========       =========       =========

Net loss per share (Note 2) ...........................      $   (4.41)      $   (4.44)      $   (7.58)
                                                             =========       =========       =========

Weighted average number of shares outstanding .........          9,149           9,149           7,084
                                                             =========       =========       =========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


ONEITA INDUSTRIES, INC.

                                                                              Years  Ended
                                                             -----------------------------------------------
                                                             Sept. 26, 1998  Sept. 27, 1997   Sept. 28, 1996
                                                             --------------  --------------   --------------
                                                                             (In thousands)
Cash Flows From Operating Activities:
  Net loss ..............................................       $(40,373)       $(40,656)       $(53,693)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization .......................          5,300           6,974           5,886
    Consolidation and impairment charges ................         16,992           8,060           2,494
    Provision for losses on accounts receivable .........              2             792             400
    Decrease in deferred income taxes ...................           --              --            (1,621)
    Loss  on sale of property and equipment .............             33           1,395             874
  Change in assets and liabilities:
    Decrease in receivables .............................          7,014           9,671           3,860
    Decrease  in inventories ............................          5,030          12,669          36,085
    Decrease (increase) in prepaid expenses and
       other assets .....................................            294          (2,303)            647
    (Decrease) increase in accounts payable
       and accrued liabilities ..........................         (3,337)          1,179            (593)
                                                                --------        --------        --------
  Total adjustments .....................................         31,328          38,437          48,032
                                                                --------        --------        --------
    Net cash used in operating activities ...............         (9,045)         (2,219)         (5,661)
                                                                --------        --------        --------

Cash Flows From Investing Activities:
  Proceeds from sale of property, plant and equipment ...            418             641             819
  Acquisition of property, plant and equipment ..........           (955)         (2,832)         (9,184)
  Decrease  in equipment lease deposits .................           --              --               883
                                                                --------        --------        --------
    Net cash used in investing activities ...............           (537)         (2,191)         (7,482)
                                                                --------        --------        --------

Cash Flows From Financing Activities:
  Short-term borrowings .................................          9,990            --             2,000
  Proceeds from issuance of long-term debt ..............           --              --            22,219
  Payment of long-term debt and capital lease obligations         (1,406)         (3,071)         (4,690)
                                                                --------        --------        --------
    Net cash provided by (used in) financing activities .          8,584          (3,071)         19,529
                                                                --------        --------        --------
Net increase (decrease) in cash and cash equivalents ....           (998)         (7,481)          6,386
Cash and cash equivalents at beginning of year ..........          1,654           9,135           2,749
                                                                --------        --------        --------
Cash and cash equivalents at end of year ................       $    656        $  1,654        $  9,135
                                                                ========        ========        ========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


ONEITA INDUSTRIES, INC.


                                                      Common Stock
                                        ----------------------------------------
                                                                      Capital in      Retained
                                           Number          Par        Excess of       (Deficit)      Treasury
                                         of Shares        Value       Par Value       Earnings         Stock
                                        ----------     ----------     ----------     ----------     ----------
                                                          (In thousands, except share amounts)
Balances as of September 28, 1996...     9,269,739     $    2,318     $   76,728     $  (45,793)    $   (1,339)
    Net loss .......................          --             --             --          (40,656)          --
    Retirement of treasury stock....      (120,400)           (31)        (1,308)          --            1,339
                                        ----------     ----------     ----------     ----------     ----------

Balances as of September 27, 1997...     9,149,339          2,287         75,420        (86.449)          --
    Net loss .......................          --             --             --          (40,373)          --
                                        ----------     ----------     ----------     ----------     ----------

Balances as of September 26, 1998...     9,149,339     $    2,287     $   75,420     $ (126,822)    $     --
                                        ==========     ==========     ==========     ==========     ==========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ONEITA INDUSTRIES, INC.
(In thousands, except share and per share amounts)

(1) CHAPTER 11 BANKRUPTCY PROCEEDINGS AND FINANCIAL RESTRUCTURING DEVELOPMENTS :

     The Company has incurred net losses of $40,373 and $40,656 for the years ended September 26, 1998 and September 27, 1997. The Company is highly leveraged, has no short-term liquidity and is unable to service its debts.

     At September 26 1998, the Company was and continues to be in non-compliance with certain terms of its long-term revolving credit agreement, a loan agreement with an institutional lender, and subordinated notes held by Robert M. Gintel. Mr. Gintel resigned as Chairman of the Board and as a director of the Company on August 8, 1997. These obligations, $57,000, $6,154 and $7,500 in principal amount, respectively, have been classified as current liabilities. On December 31, 1998, the Company reached an agreement with Robert Gintel pursuant to which Mr. Gintel assigned for the sum of three dollars his subordinated notes and unexpired warrants to Oneita Mexicana S.A. de C.V., a wholly owned subsidiary of the Company. The Company will recognize a gain on this early extinguishment of debt in the second fiscal quarter of 1999.

      On January 23, 1998, the Company filed a Chapter 11 petition with the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the Bankruptcy Code, together with a Plan of Reorganization seeking to implement a debt restructuring with its lenders and a Disclosure Statement. Subsequently, an Amended Plan of Reorganization ("Amended Plan")and an Amended Disclosure Statement were filed in the Chapter 11 case. Pursuant to the Amended Plan, the restructured obligations, which aggregate $70,654, plus accrued interest and fees, were expected to be exchanged for; 1) payment of $15,000 in cash, 2) the issuance of various notes totaling $38,500 and 3) 79.75% of the outstanding Common Stock of the Company. Interest on these obligations from January 23 through September 26, 1998 totaling $5,445 has not been accrued and was not payable under the Amended Plan due to the Chapter 11 case. The Company believes that any claim asserted by the holders of these obligations for interest after January 23, 1998 will not be allowed in the bankruptcy case. Prior to the commencement of the Chapter 11 case, the holders of the debt mentioned above entered into agreements with the Company agreeing, among other things, to cooperate with the Company in implementing the Amended Plan and delivered ballots voting in favor of the Amended Plan. In March 1998 the Amended Disclosure Statement was approved by the Bankruptcy Court, however, the Company is unable to implement the Amended Plan due to a lack of available working capital. Pursuant to the terms of the agreements entered into with the holders of certain indebtedness, such parties are no longer required to cooperate in implementing the Amended Plan which now has been abandoned.

       On December 7, 1998, the Bankruptcy Court granted a motion extending the time period through February 18,1999 during which only the Company may file a Plan of Reorganization. The Company has reached an agreement with the current holders of the indebtedness under its long term revolving credit agreement and the loan agreement with its institutional lender ( the "Prepetition Lender Group" ) pursuant to which the Prepetition Lender Group may at any time after December 17, 1998 file a plan of reorganization so long as such plan is supported by a majority of the Prepetition Lender Group holding at least two-thirds in dollar amount of the aggregate claims under the long term revolving credit agreement and the loan agreement with the institutional lender.

       The Company had previously obtained permission from the Bankruptcy Court to continue to pay most pre-petition claims held by trade creditors in order to avoid any disruption in its business. In addition, the Company had previously obtained authority from the Bankruptcy Court to continue to use cash collateral pursuant to a stipulation and to borrow up to $10,000 from Foothill Capital Corp. under a Debtor-in-Possession Facility. The Debtor-in-Possession Facility, which matures on February 2, 1999, is secured by a pledge of certain property, plant and equipment. The Company has requested from Foothill Capital Corp. a 90 day extension of the facility; however, there is no indication that such an extension will be granted. The Company had obtained a commitment from Foothill Capital Corp., subject to certain conditions, for a new revolving credit facility pursuant to which financing would have been available upon emergence from the Chapter 11 case. However, such commitment expired as the Amended Plan was not implemented on or before July 31, 1998.

       A number of strategies including liquidation of the Company, sale of the Company and a financial restructuring of the Company have been (and continue to be) evaluated by the Company's management and board of directors. In December 1998, the board of directors authorized management and its advisors to pursue a sale of the Company.

       In light of the foregoing, there can be no assurance that a Plan of Reorganization will be confirmed.

       The Company has incurred $3,256 of reorganization expense related to debt restructuring and the bankruptcy filing during the year ended September 26, 1998 and $1,197 related to debt restructuring during the year ended September 27, 1997.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES :

NATURE OF BUSINESS AND LIQUIDITY -

     Oneita Industries, Inc. (the Company) manufacturers and markets high quality activewear including T-shirts and fleecewear, and infantswear primarily for the newborn and toddler markets. These products are marketed to the imprinted sportswear industry and to major retailers.

     Market pressures that resulted in reduced sales volumes and prices and operating losses during the year ended September 26, 1998 are continuing in fiscal 1999. Management's operating plans include continued close monitoring of costs and concentrating the manufacturing and sales efforts on a more profitable product mix. In September 1997, the Company announced a plan to consolidate certain of its operations in order to further lower its costs and make its operations more efficient. The consolidation involved the closing of one facility, the write down to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities.

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

CASH FLOWS -

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were $3,263, $7,447, and $6,598, in fiscal 1998, 1997, and 1996, respectively. Cash payments for income taxes were $5,277 in fiscal 1995. In fiscal 1997, income tax refunds of $2,620 were received by the Company.

     In January 1996, the Company utilized its $60,000 revolving credit arrangement to repay $50,000 of its then existing debt. In August 1996, $7,767 of subordinated debt plus accrued interest, less deferred financing costs, was converted into Common Stock of the Company. See Note 6.

INVENTORIES -

     Inventories are stated at the lower of cost or market and include material, labor and manufacturing overhead costs. The Company uses the first-in, first-out method for valuing its inventories. Inventories are comprised of the following:

                                                  Sept. 26, 1998      Sept. 27, 1997
                                                  --------------      --------------
Finished goods ...........................            $15,812            $20,095
Work in process ..........................              8,115              9,313
Raw materials and supplies ...............              2,257              1,806
                                                      -------            -------
                                                      $26,184            $31,214
                                                      =======            =======

PROPERTY, PLANT AND EQUIPMENT -

     See Notes 8 and 9 as to the write-down of property, plant and equipment to estimated fair value. Depending upon Company strategies as described in Note 1 and as authorized by the board of directors, these values could be further written-down in the future. Property, plant and equipment are recorded at cost. Additions and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets and over the term of the lease for assets in use under capital leases. Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

     Property, plant and equipment consists of the following:

                                             Estimated    Sept. 26,     Sept. 27,
                                            Useful Life     1998           1997
                                            -----------   ---------     ---------
Factory machinery and equipment ......           7-9       $12,254       $28,516
Buildings and building improvements ..         15-20         5,887        12,886
Land .................................          --             268           352
                                                           -------       -------
                                                            18,409        41,754
Less accumulated depreciation ........                       6,141         9,021
                                                           -------       -------
                                                           $12,268       $32,733
                                                           =======       =======



     Fourth quarter results for 1998 and 1997 and second quarter results for 1996 include non-cash pretax charges of $16,300, $8,060 and $2,000 (included in impairment loss discussed in Note 8 and consolidation charges discussed in Note
9) related to asset write-downs and write-offs. Certain assets were evaluated and the net book value of these assets was adjusted to the estimated fair market value.

     Maintenance and repairs related to the Company's property, plant and equipment amounted to $1,315, $1,960, and $2,659 for the fiscal years ended September 1998 , 1997, and 1996, respectively.

DEFERRED CHARGES AND OTHER ASSETS -

     During the fourth fiscal quarter of 1998, the Company wrote-off $372 of goodwill and $320 of other intangibles (see Note 8). Deferred charges and other assets include goodwill at September 27, 1997 which represent costs in excess of net assets acquired of $388, which is net of accumulated amortization of $137.

     Other assets at September 26, 1998 and September 27, 1997 includes a certificate of deposit at the Company's lead bank in the amount of $1,386 which has been pledged as collateral securing a letter of credit issued for the benefit of the Company's casualty insurance company.

INCOME TAXES -

     Income tax expense is based on reported income adjusted for differences that do not enter into the computation of taxes payable under applicable tax laws. Deferred income taxes are provided for timing differences between book and taxable income. The primary components of deferred taxes result from the differences in the reporting of depreciation, asset revaluations, inventory valuation and accruals not currently deductible.

     At September 26, 1998, net operating loss carry forwards estimated to be approximately $94,000 are available ( to the extent not limited by a change in control as a result of implementation of any plan of reorganization, see Note 1) to reduce future income taxes payable by the Company. The carry forwards expire in fifteen years.

     The following table summarizes the benefit for federal and state taxes on income:

                                                      Years Ended
                                      -------------------------------------------
                                       Sept. 26,        Sept. 27,       Sept. 28,
                                          1998             1997            1996
                                       ---------        ---------       ---------
Current:
            Federal ...........        $    --          $  --           $(1,988)
            State .............             --             --              (270)
                                       ---------        -------         -------
                                            --             --            (2,258)
Deferred:
             Federal ..........             --             --              (681)
             State ............             --                             --
                                       ---------        -------         -------
                                            --             --              (681)
                                       ---------        -------         -------
Net tax benefit ...............        $    --          $  --           $(2,939)
                                       =========        =======         =======

     The effective income tax rate differs from the United States federal statutory rate as follows:

                                                               Years Ended
                                                   -----------------------------------
                                                   Sept. 26,    Sept. 27,    Sept. 28,
                                                      1998         1997         1996
                                                   ---------    ---------    ---------
United States federal statutory rate benefit        (35.0)%      (35.0)%      (35.0)%
State and local income taxes ...............          0.0          0.0         (0.3)
Goodwill amortization ......................          0.1          0.1          0.1
Losses carried forward for future years ....         34.9         34.9         29.9
Other ......................................          0.0          0.0          0.1
                                                    -----        -----        -----
                                                      0.0%        (0.0)%       (5.2)%
                                                    =====        =====        =====


     Due to the loss carryforward position, the Company has eliminated its deferred tax debits and credits. Deferred income taxes will be reinstated when the carry forwards are recognized for tax purposes.

     Significant components of deferred income taxes are as follows:

                                                                         Years Ended
                                                              ---------------------------------
                                                              Sept. 26, 1998     Sept. 27, 1997
                                                              --------------     --------------
Current deferred tax debits applicable to:
      Benefit plan accruals ...........................          $    928           $  1,177
      Other ...........................................             4,685              4,787
                                                                 --------           --------
                                                                    5,613              5,964
      Valuation allowance .............................            (5,613)            (5,964)
                                                                 --------           --------
                                                                 $      0           $      0
                                                                 ========           ========

Noncurrent deferred tax debits (credits) applicable to:
      Depreciation and amortization differences .......          $ (3,215)          $ (3,477)
      Asset reevaluations .............................             8,813              3,108
      Losses carried forward for future years .........            32,900             25,900
      Other ...........................................              (707)              (646)
                                                                 --------           --------
                                                                   37,791             24,885
      Valuation allowance .............................           (37,791)           (24,885)
                                                                 --------           --------
                                                                 $      0           $      0
                                                                 ========           ========

BENEFIT PLAN -

     The Company sponsors a defined contribution retirement plan available to all employees who meet plan requirements. The amount of the Company's contributions are determined by formulas outlined in the plan document. The Company's contributions to the plan for the years ended September 1998, 1997 and 1996 were $415, $509 and $463 respectively.

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

RECLASSIFICATIONS -

     Certain balances in the prior year financial statements have been reclassified to conform with the 1998 presentation.

EARNINGS PER SHARE -

     Net income (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding during each period, adjusted to reflect the dilutive effect of shares usable for stock options.

RELATED PARTY TRANSACTIONS -

     At September 26, 1998, Avondale Mills, Inc. owned 24.8% of the Company's outstanding Common Stock. Two members of the Company's board of directors are executives of Avondale Mills, Inc. For the year ending September 26, 1998, the Company purchased 43% of its yarn requirements (approximately $16,300) from Avondale Mills, Inc. At September 26, 1998 the Company had no accounts payable to Avondale Mills.

(3) NOTE PAYABLE :

     On January 23, 1998 the Company entered into a Loan and Security Agreement, a Debtor-in-Possession Facility, with Foothill Capital Corp. which provides for advances up to $10,000. In March 1998 the Bankruptcy Court granted the Company authority to borrow under the facility and at September 26, 1998, $9,990 was outstanding. The loan matures on February 2, 1999, bears interest at prime plus 1%, and is secured by most of the Company's property, plant and equipment. The Company has requested a 90 day extension of the facility; however, there is no indication that such an extension will be granted. The loan agreement contains certain financial covenants including minimum operating results and limits on capital expenditures. At September 26, 1998 the Company was in compliance with the terms of the loan agreement; however, 1999 unaudited interim financial information indicates the Company is not in compliance with the minimum operating results requirement. The Company has notified Foothill Capital Corp. of the non-compliance.

(4) LIABILITIES :

     The following table sets forth prepetition liabilities subject to compromise from those not subject to compromise and postpetition liabilities as of September 26, 1998:

                                     Prepetition Liabilities
                                    ------------------------
                                                         Not
                                       Subject       Subject          Post
                                            to            to      Petition         Total
                                    Compromise    Compromise   Liabilities   Liabilities
                                    ----------    ----------   -----------   -----------
Current Liabilities:
       Notes payable ...........          --            --        $  9,990      $  9,990
       Long-term debt in default      $ 70,654          --            --          70,654
       Current portion of
         capital leases ........          --        $  1,314          --           1,314
       Accounts payable ........          --           1,301         5,526         6,827
       Accrued liabilities .....         1,575           417         9,472        11,464
                                      --------      --------      --------      --------
                                      $ 72,229      $  3,032      $ 24,988      $100,249
                                      ========      ========      ========      ========

    Capital Lease Obligations ..          --        $    717          --        $    717
                                      ========      ========      ========      ========

(5) ACCRUED LIABILITIES :

     Accrued liabilities include the following amounts at :

                                                  Sept. 26, 1998     Sept. 27, 1997
                                                  --------------     --------------
Interest .................................            $ 1,825            $ 1,835
Payroll ..................................              1,555              1,815
Employee benefits ........................              2,381              3,092
Restructuring and reorganization .........              1,866              8,006
Other ....................................              3,837              2,763
                                                      -------            -------
                                                      $11,464            $17,511
                                                      =======            =======


(6) LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS :

                                                   Sept. 26, 1998    Sept. 27, 1997
                                                   --------------    --------------
Long-term debt -
     Notes payable to banks ................           $57,000           $57,000
     Senior promissory notes ...............             6,154             6,154
     Subordinated Debt .....................             7,500             7,500
Capital leases -
     Industrial development  bonds .........             1,563             2,907
     Other .................................               468               530
                                                       -------           -------
                                                        72,685            74,091
     Less current portion ..................             1,314             1,405
     Less long-term debt in default ........            70,654            70,654
                                                       -------           -------
                                                       $   717           $ 2,032
                                                       =======           =======

     In January 1996, the Company entered into a $60,000, three-year loan agreement with three of its banks. The proceeds of the loan were used to pay off a then existing bank credit facility and existing short-term bank lines totaling $50,000. The remaining $7,000 was used for working capital and capital expenditures. The loan is secured by substantially all of the Company's accounts receivable and inventory. At September 26, 1998, $57,000 was outstanding under this agreement. The facility matures in January 1999. Interest is charged under variable rate options which approximate the banks' prime rate. The loan agreement contains certain financial covenant and ratio requirements such as minimum working capital and net worth and debt to equity and debt coverage as defined. At September 26, 1998, the Company was not in compliance with certain terms of the loan agreement (see Note 1).

       In January 1996, the Company issued to Robert M. Gintel subordinated notes in the aggregate amount of $7,500. The notes are subordinated to the Company's bank debt and certain other senior debt, mature in February 1999 and bear interest at 10%. Concurrent with the issuance of the notes, Oneita issued to Mr. Gintel warrants to purchase 125,000 shares of Oneita Common Stock at $7.00 per share. On December 31, 1998, the Company reached an agreement with Robert Gintel pursuant to which Mr. Gintel assigned for the sum of three dollars his subordinated notes and unexpired warrant to Oneita Mexicana S.A. de C.V., a wholly owned subsidiary of the Company.

       In December 1988, the Company entered into a $20,000 loan agreement with an institutional lender which provides for interest at a fixed rate of 11.34%. The principal is due in semi-annual payments of $1,539. The loan agreement contains certain financial ratio and covenant requirements such as minimum working capital, debt to equity and debt coverage, as defined, and stock redemption and dividend limitations. At September 26, 1998, the Company was not in compliance with certain terms of the loan agreement (see Note 1).

     In October 1989, the Company entered into a $10,000 capital lease obligation with the Industrial Development Board of the City of Fayette, Alabama through whom industrial development revenue bonds were issued. The bonds bear interest and fees at a fixed rate of 8.2% per year. The principal is due in quarterly payments of $313.

     Future minimum payments under capital lease obligations consist of the following at September 26, 1998:

1999 .............................................................     $  1,483
2000 .............................................................          451
2001 .............................................................           91
2002 .............................................................           91
2003 .............................................................           91
Later years ......................................................          114
                                                                       --------
Total minimum lease payments .....................................        2,321
Less amount representing interest ................................          290
                                                                       --------
Present value of net minimum lease payments
      ( including current portion  of  $1,314 ) ..................     $  2,031
                                                                       ========

     Prior to January 1996, the Company had uncommitted bank lines of credit totaling $30,000 which provided for interest at below the prime rate. During fiscal 1996, the maximum amount of short-term borrowings outstanding was $25,000, the average amount outstanding was $7,956, and the weighted average interest rate was 7.7%. Average amounts outstanding were determined by using daily balances and the weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.

(7) STOCK OPTIONS :

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

     Transactions under the Option Plan are as follows  -

                                               Number         Option
                                             of Shares         Price
                                             ---------        ------
Outstanding at September 28, 1996 ..           70,938          $8.93
       Granted .....................           85,000          $2.93
       Exercised ...................             --
       Terminated ..................          (20,025)         $8.91
                                              -------
Outstanding at September 27, 1997 ..          135,913          $5.18
       Granted .....................             --
       Exercised ...................             --
       Terminated ..................          (45,713)         $7.02
                                              -------
Outstanding at September 26, 1998 ..           90,200          $4.24
                                              =======


     The outstanding options expire at various dates through 2002. At September 26, 1998 options for 61,200 shares are exercisable at $4.88 per share and there are 208,571 options available for grant.

     In 1990, the Company's shareholders approved a Non-Qualified Stock Option Plan under which 453,876 shares of Common Stock have been reserved for grants. Options expire five years after the date of the grant and become exercisable in installments as determined by the Board of Directors.

     Transactions under the Non-Qualified Stock Option Plan are as follows:

                                              Number         Option
                                             of Shares        Price
                                             ---------       ------
Outstanding at September 28, 1996 ..          116,062          $10.84
       Granted .....................           85,000          $ 2.63
       Exercised ...................             --
       Terminated ..................          (19,675)         $ 9.01
                                              -------
Outstanding at September 27, 1997 ..          181,387          $ 7.19
        Granted ....................             --
        Exercised ..................             --
        Terminated .................          (88,187)         $10.34
                                              -------
Outstanding at September 26, 1998 ..           93,200          $ 4.21
                                              =======

     The outstanding options expire at various dates through 2002. At September 26, 1998, options for 64,200 shares are exercisable at $4.93 per share and there are 296,757 options available for grant.

     In February 1994, the Board of Directors approved the Outside Directors Stock Option Plan for Oneita Industries, Inc. (the "Directors Plan") under which 60,000 shares of Common Stock have been reserved for grants to outside directors. The exercise price for the shares covered by each option will not be less than 100% of the fair market value at the date of grant. Options expire five years from the date of the grant and become exercisable after the first anniversary of the grant. At September 26, 1998 there were options to purchase 40,500 shares outstanding with exercise prices of $6.61 per share.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value-based method of accounting for stock-based compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1997 consistent with provisions of SFAS 123, there would have been no material change in the Company's net loss.

(8) ASSET IMPAIRMENT LOSS:

     Financial Accounting Standard No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Because negative earnings before interest, depreciation and amortization caused by adverse market conditions has continued into fiscal year 1999, and because of various alternative strategies being considered by the Company including the possible sale of the Company, an impairment loss of $16,992 has been recorded in the fourth fiscal quarter of 1998. This represents the write down of property plant and equipment of $16,300 based on liquidation basis appraisals, and the write-off of goodwill and other intangibles of $692.

(9) CONSOLIDATION AND RESTRUCTURING CHARGES :

     In September 1997, the Company announced a plan to consolidate certain of its operations in order to further lower its costs and make its operations more efficient. The consolidation involved the closing of one facility, the write down to estimated fair value of certain excess production equipment and the shift of more assembly operations to existing offshore facilities. The operating results for the year ended September 27, 1997 reflected a pretax charge of $ 15,282 related to this consolidation of which $8,060 was a non-cash charge and $7,171 was accrued for cash payments to be made through 1999.

     The 1997 consolidation charge included a provision for employee severance and related payments resulting from announced plant closings and job transfers of $1,986 which was expected to be paid in fiscal 1998. Due to employee reductions through attrition and due to many severed employees finding comparable jobs at nearby Oneita plants, approximately $1,000 of the original provision will not be spent. Additionally, at September 26, 1998 most consolidation activities related to plant closure costs have been completed and approximately $900 of the original provision is not expected to be spent. Accordingly, the Company has reduced its consolidation and restructuring reserves by crediting operations in the amount of $1,900.

     The following table sets forth spending related to the consolidation.

                                       Plant        Employee      Equipment
                                      Closure       Severance       Lease
                                       Costs        Payments       Payments         Total
                                      -------       ---------     ---------         -----
Accrued at September 27, 1997..       $3,154         $1,986         $2,031         $7,171

Amount paid in the year
    ended September 26,1998....        2,016            953            960          3,929

Estimated amount remaining at
   September 26, 1998 .........          211             60          1,071          1,342
                                      ------         ------         ------         ------

Amount credited to operations..       $  927         $  973         $    0         $1,900
                                      ======         ======         ======         ======

     The operating results for the year ended September 28, 1996 reflect a pretax charge of $6,229 to streamline and consolidate the Company's manufacturing and administrative operations. The charge reflects the costs of equipment relocation, staff reductions and retraining and transitional employee salaries and benefits.

(10) MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK :

     Major customers are those that individually account for more than 10% of the Company's consolidated net sales. Sales to one customer were 15.8%, 16.3% and 16.5% of consolidated net sales in fiscal years 1998, 1997 and 1996, respectively. The Company has incurred advertising expenses of $680, $3,300 and $3,800 for the fiscal years 1998, 1997 and 1996, respectively.

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

(11) COMMITMENTS AND CONTINGENCIES :

     The Company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses relating to increases in real property taxes.

     Future minimum payments under noncancelable operating leases (of which $1,071 relate to payments for equipment considered excess and therefore included in the 1997 consolidation charge) consist of the following at September 26, 1998:

1999                                                                      $3,496
2000                                                                       1,363
2001                                                                         171
2002                                                                          58
                                                                          ------
                                                                          $5,088
                                                                          ======

     Rent expense for all operating leases was $3,170, $4,649 and $6,131 for the years ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively.

     Management has initiated a plan to prepare the Company's computer systems and applications for the Year 2000 and expects that it will replace most of its current non-compliant software by purchasing new integrated software developed primarily for the textile/apparel industry and that it will be 75% compliant by

June 30, 1999 and 100% compliant by September 30, 1999. As of September 26, 1998 the Company has spent approximately $100 on the Year 2000 compliance issue and expects total cost to be approximately $600, which the Company expects to fund out of current operating funds in its fiscal year 1999. The Company has no contingency plan to operate in the event that its business systems are not Year 2000 Compliant. The status will be evaluated in August 1999 to determine whether such a plan is necessary.

     From time to time, the Company is a party to litigation incidental to its business. The Company is not currently a party to any litigation, outside of the Bankruptcy Proceedings, which in the opinion of management and the Company's counsel would have a material effect on the financial position of the Company.

(12) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) :

                                                    Quarter Ended
                            --------------------------------------------------------------
                            Sept. 26,         June 27,          March 28,         Dec. 27,
                              1998              1998              1998              1997
                            ---------         --------          ---------         --------
Net sales .........         $ 24,953          $ 30,764          $ 31,317          $ 26,342

Gross loss ........           (2,017)             (140)           (2,544)           (4,885)

Net loss ..........          (21,033)           (2,021)           (7,265)          (10,054)

Net loss  per share         $  (2.30)         $  (0.22)         $  (0.79)         $  (1.10)


                                                    Quarter Ended
                            --------------------------------------------------------------
                            Sept. 27,         June 28,          March 29,         Dec. 28,
                              1997              1997              1997              1996
                            ---------         --------          ---------         --------
Net sales .........         $ 33,045          $ 35,549          $ 32,515          $ 33,897

Gross profit (loss)           (4,148)              516                77              (742)

Net loss ..........          (24,725)           (4,782)           (5,239)           (5,910)

Net loss per share          $  (2.70)         $   (.52)         $   (.57)         $   (.65)


Net loss per share amounts are computed independently for each of the quarters presented, on the basis described in Note 2. Accordingly, the sum of the quarters are not equal to the full year net (loss) income per share amount.

Net loss for the fourth quarter of fiscal 1998 included charges of $16,992 for impairment losses as described in Note 8.

Net losses for the fourth quarter of fiscal 1998, the third quarter of fiscal 1998 and the fourth quarter of fiscal 1997 included pre-tax charges (credits) of $(600), $(1,300) and $15,282, respectively, for consolidation and restructuring charges as described in Note 9.

Gross loss for the quarters of fiscal 1998 were adversely affected by reduced unit sales prices as compared to the first three quarters of 1997.

                                   SCHEDULE II



ONEITA INDUSTRIES, INC. AND SUBSIDIARIES - VALUATION AND QUALIFYING ACCOUNTS For The Years Ended September 26, 1998 and September 27, 1997 and September 28, 1996
(In thousands)

                                              Balance at    Additions Charged                     Balance at
                                               Beginning   (Credited) to Costs   (Deductions)       End of
Description                                    of Period       and Expenses       Recoveries        Period
-----------                                   ----------   -------------------   ------------     ----------
For the Year Ended September 26, 1998:
  Allowance for doubtful accounts ....            836                 2                 41             879
  Consolidation reserve accrual ......          7,171            (1,900)            (3,929)          1,342

For the Year Ended September 27, 1997:
  Allowance for doubtful accounts ....          1,117               792             (1,073)            836
  Consolidation reserve accrual ......              0             7,222                (51)          7,171

For the Year Ended September 28, 1996:
  Allowance for doubtful accounts ....            971               400               (254)          1,117
  Consolidation reserve accrual ......              0                 0                  0               0

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

     10.3 $60,000 Revolving Credit Agreement dated January 26, 1997 among the Company, SunTrust Bank, Atlanta, First Union National Bank of South Carolina and NatWest Bank N.A. (incorporated by reference to Exhibit
          10.28 of Form 10-Q for the quarter ended December 31, 1996)

     10.4 10% Subordinated Notes dated January 26, 1997 in the principal amount of $7,500 issued to Robert M. Gintel (incorporated by reference to Exhibit 10.25 of Form 10-Q for the quarter ended December 31, 1996)

     10.5 Note Agreement dated as of December 20, 1988, between Registrant and an institutional lender, as amended. (Incorporated by reference to Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1988 and Exhibit 10.26 to Annual Report on Form 10-K for the year ended September 28, 1995)

     10.6 Letter of Credit Agreement dated as of October 1, 1989, between the Registrant and Trust Company Bank (incorporated by reference to
          Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1989)

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

      10.9 Form of Indemnification Agreement between Registrant and its officers and directors (incorporated by reference to Exhibit 28 to Current Report on Form 8-K dated July 30, 1991)

      10.10 Note Purchase Agreement dated as of December 28, 1996 among Registrant, Robert M. Gintel and Avondale Mills, Inc. (incorporated by reference to Exhibit 10.24 of Annual Report on Form 10-K for the year ended September 28, 1997)

      10.11 Agreement dated August 15, 1997 (related to note conversion) between Registrant and Avondale Mills, Inc. (incorporated by reference to
            Exhibit 10.17 of Annual Report on Form 10-K for the year ended September 27, 1998)

      11    Computation of Earnings Per Share *

      22 The following lists the Company's significant subsidiaries, all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary have been omitted.

            Name of Subsidiary                 Jurisdiction of Incorporation
            ------------------                 -----------------------------
            Oneita - Strathleven Limited       Jamaica
            Oneita Freeport Limited            Jamaica
            Oneita Mexicana S. A. de C.V.      Mexico

      23    Consent of Arthur Andersen LLP *

      27    Financial Data Schedule *


----------
* Filed herewith